Form 10-Q
period 2010-10-31
INTERDOM, CORP.
filed 2011-04-28
CIK 1489744

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-167084

INTERDOM, CORP.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	6500 (Primary Standard Industrial Classification Number)	27-2310076 (IRS Employer Identification Number)

375 N. Stephanie St. - Suite 1411

Henderson, NV 89014-8909

(786) 262-9075

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 28, 2011
Common Stock, $0.001	4,175,000

2 | Page

INTERDOM, CORP.

FORM 10-Q

3 | Page

PART 1   FINANCIAL INFORMATION

INTERDOM, CORP. (A Development Stage Company) Balance Sheets
ASSETS
	OCTOBER 31, 2010 (unaudited)	APRIL 30, 2010 (audited)
CURRENT ASSETS
Cash	$ 382	$ 430
TOTAL CURRENT ASSETS	382	430
TOTAL ASSETS	$ 382	$ 430
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITES
Advances from director	$ 5,146	$ 3,646
TOTAL CURRENT LIABILITIES	5,146	3,646
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,500,000 shares issued and outstanding	3,500	3,500
Deficit accumulated during the development stage	(8,264)	(6,716)
TOTAL STOCKHOLDERS’ DEFICIT	(4,764)	(3,216)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 382	$ 430
The accompanying notes are an integral part of these financial statements.

4 | Page

INTERDOM, CORP. (A Development Stage Company) Statements of Operations (unaudited)
	Three Months ended October 31, 2010	Six Months ended October 31, 2010	From Inception (December 8, 2009) to October 31, 2010
Expenses
General and administrative expenses	$ 1,536	$ 1,548	$ 8,264
Net loss	$ (1,536)	$ (1,548)	$ (8,264)
Loss per common share – basic	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding- basic	3,500,000	3,500,000
The accompanying notes are an integral part of these financial statements.

5 | Page

INTERDOM, CORP. (A Development Stage Company) Statement of Stockholders’ Deficit From Inception (December 8, 2009) to October 31, 2010 (unaudited)
	Number of Common Shares	Amount	Deficit accumulated during development stage	Total
Balance at inception, (December 8, 2009)	-	$ -	$ -	$ -
April 14, 2010
Common shares issued for cash at $0.001	3,500,000	3,500	-	3,500
Net loss April 30, 2010			(6,716)	(6,716)
Balance as of April 30, 2010 (audited)	3,500,000	3,500	(6,716)	(3,216)
Net loss October 31, 2010	-	-	(1,548)	(1,548)
Balance at October 31, 2010	3,500,000	$ 3,500	$ (8,264)	$ (4,764)

The accompanying notes are an integral part of these financial statements.

6 | Page

INTERDOM, CORP. (A Development Stage Company) Statements of Cash Flows (unaudited)
	Six Months ended October 31, 2010	From Inception (December 08, 2009) to October 31, 2010
OPERATING ACTIVITIES
Net loss	$(1,548)	$(8,264)
Net cash used by operating activities	(1,548)	(8,264)
FINANCING ACTIVITIES
Advances from director	1,500	5,146
Proceeds from sale of common stock	-	3,500
Net cash provided by financing activities	1,500	8,646
Net change in cash	(48)	382
Cash at beginning of the period	430	-
Cash at end of the period	$382	$382
The accompanying notes are an integral part of these financial statements.

7 | Page

INTERDOM, CORP.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2010

(unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Interdom, Corp. (“the Company”) was incorporated in the State of Nevada on December 8, 2009.  The Company is in the business of real estate consulting and evaluation.  Interdom, Corp. is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, (December 8, 2009) through October 31, 2010 the Company has accumulated losses of $8,264 and further losses are anticipated.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $8,264 as of October 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. For further information, refer to the financial statements and footnotes thereto included in the Form S1 Registration Statement filed with SEC.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

8 | Page

INTERDOM, CORP.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2010

(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the  United States of America requires management to make estimates and assumptions that affect the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at the date of the  financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results  could differ from those estimates.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Accounting Standards Codification (“ASC-830”), “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Financial Instruments

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Income Taxes

Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates  in effect for the year in which  those  temporary differences are expected to be recovered or settled.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

9 | Page

INTERDOM, CORP.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2010

(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Fiscal Periods

The Company's fiscal year end is April 30.

NOTE 4 - STOCKHOLDER’S DEFICIT

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. On April 14, 2009, the Company issued 3,500,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,500.

NOTE 5 - RELATED PARTY TRANSACTONS

On April 14, 2009, a Director purchased 3,500,000 shares of common stock at a price of $0.001 per share for cash of $3,500.

On December 8, 2009, a Director advanced the Company $146. On April 30, 2010, a Director advanced the Company $3,500. On October 6, 2010, a Director advanced the Company $1,500.

As of October 31, 2010, total advances totaled $5,146. The advances are non-interest bearing, due upon demand and unsecured.

On December 11, 2010, Director’s son purchased 25,000 shares of common stock at a price of $0.03 per share for total cash of $750.

NOTE 6 - SUBSEQUENT EVENTS

In November and December 2010 and January 2011, the Company issued 400,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $12,000.

In February 2011, the Company issued 275,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $8,250.

10 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

INTERDOM, CORP. was incorporated in the State of Nevada on December 8, 2009.  We are in the business of real estate consulting and evaluation.

Our service includes:

-Real estate consulting.

-Comparative market analysis.

-Financial analysis for income properties

-Broker opinion

-Estimating the value of real property.

-Property management:

-Financial consulting.

-Negotiating “short sales”

-Property auctions introduction and consulting.

We have not generated any revenues and the only operation we have engaged in to date is executing agreements with Florida Exclusive Realty, LLC.

Agreement with Florida Exclusive Realty, LLC

We have entered into a real estate consulting agreement, (“Agreement”) with Florida Exclusive Realty, LLC (“Realty”) of Miami Beach, Florida. Under the terms of the Agreement, a summary of our consulting duties follows:

1. Advice the Realty with respect to real estate related investments which Realty may wish to recommend to its clients.

2. Present to the Realty for its consideration real estate investments which, based upon our preliminary investigation, meet the Realty’s requirements.

3. Complete all appropriate and necessary due diligence services and negotiations to effect the acquisition.

4. Recommend to the Realty appraisers, insurance agents and attorneys whose services are necessary for the acquisition.

5. Provide other similar services which Realty may reasonably request relating to real estate investments.

11 | Page

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six Month Period Ended October 31, 2010 Compared to the period from Inception (December 8, 2009) to October 31, 2010

Our net loss for the six month period ended October 31, 2010 was $1,548 compared to a net loss of $8,264 during the period from inception (December 8, 2009) to October 31, 2010. During the six month period ended October 31, 2010, we did not generate any revenue.

During the six month period ended October 31, 2010, we incurred general and administrative expenses and professional fee of $1,548 compared to $8,264 incurred during the period from inception (December 8, 2009) to October 31, 2010. General and administrative and professional fee expenses incurred during the six month period ended October  31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,500,000 for the six month period ended October 31, 2010.

Liquidity and Capital Resources

Six Month Period Ended October 31, 2010

As at October 31, 2010, our current assets were $382 compared to $430 in current assets at April 30, 2010. As at the six month period ended October 31, 2010, current assets were comprised of $382 in cash. As at October 31, 2010, our current liabilities were $5,146. Current liabilities were comprised of $5,146 in advances from director.

Stockholders’ deficit increased from ($3,216) as of April 30, 2010 to ($4,764) as of October 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended October 31, 2010, net cash flows used in operating activities was $1,548 consisting of a net loss of $1,548. Net cash flows used in operating activities was $8,264 for the period from inception (December 8, 2009) to October 31, 2010.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended October 31, 2010, cash provided by financing activities was $1,500 consisting entirely of $1,500 in advances from director. For the period from inception (December 8, 2009) to October 31, 2010, net cash provided by financing activities was $8,646 received from proceeds from issuance of common stock and loan from director.

12 | Page

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

13 | Page

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended October  31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November and December 2010 and January 2011, the Company issued 400,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $12,000.

In February 2011, the Company issued 275,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $8,250.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

14 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDOM, CORP.
Dated: April 28, 2011	By: /s/ Igor Rumiantsev
Igor Rumiantsev, President and Chief Executive Officer and Chief Financial Officer

15 | Page