Form 10-Q
period 2011-01-31
INTERDOM, CORP.
filed 2011-04-28
CIK 1489744

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

2 | Page

INTERDOM, CORP.

FORM 10-Q

3 | Page

PART 1   FINANCIAL INFORMATION

INTERDOM, CORP. (A Development Stage Company) Balance Sheets
ASSETS
	JANUARY 31, 2011 (unaudited)	APRIL 30, 2010 (audited)
CURRENT ASSETS
Cash	$ 8,246	$ 430
TOTAL CURRENT ASSETS	8,246	430
TOTAL ASSETS	$ 8,246	$ 430
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITES
Advances from director	$ 5,146	$ 3,646
TOTAL CURRENT LIABILITIES	5,146	3,646
STOCKHOLDERS’ EQUITY/(DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,900,000 shares issued and outstanding (3,500,000 shares issued and outstanding as of April 30, 2010)	3,900	3,500
Additional paid-in-capital	11,600	-
Deficit accumulated during the development stage	(12,400)	(6,716)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	3,100	(3,216)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$ 8,246	$ 430
The accompanying notes are an integral part of these financial statements.

4 | Page

INTERDOM, CORP. (A Development Stage Company) Statements of Operations (unaudited)
	Three Months ended January 31, 2011	Nine Months ended January 31, 2011	From Inception (December 8, 2009) to January 31, 2010	From Inception (December 8, 2009) to January 31, 2011
Expenses
General and administrative expenses	$ 4,136	$ 5,684	$ 146	$ 12,400
Net loss	$ (4,136)	$ (5,684)	$ (146)	$ (12,400)
Loss per common share – basic	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding- basic	3,750,272	3,583,424	-
The accompanying notes are an integral part of these financial statements.

5 | Page

INTERDOM, CORP. (A Development Stage Company) Statement of Stockholders’ Equity From Inception (December 8, 2009) to January 31, 2011 (unaudited)
	Number of Common Shares	Amount	Additional paid in capital	Deficit accumulated during development stage	Total
Balance at inception, (December 8, 2009)	-	$ -	$ -	$ -	$ -
April 14, 2010
Common shares issued for cash at $0.001	3,500,000	3,500	-	-	3,500
Net loss April 30, 2010				(6,716)	(6,716)
Balance as of April 30, 2010(audited)	3,500,000	3,500		(6,716)	(3,216)
Common shares issued for cash at $0.03	400,000	400	11,600		12,000
Net loss January 31, 2011		-		(5,684)	(5,684)
Balance at January 31, 2011	3,900,000	$ 3,900	$ 11,600	$ (12,400)	$ 3,100

The accompanying notes are an integral part of these financial statements.

6 | Page

INTERDOM, CORP. (A Development Stage Company) Statements of Cash Flows (unaudited)
	Nine Months ended January 31, 2011	From Inception (December 08, 2009) to January 31, 2010	From Inception (December 08, 2009) to January 31, 2011
OPERATING ACTIVITIES
Net loss	$(5,684)	$(146)	$(12,400)
Net cash used by operating activities	(5,684)	(146)	(12,400)
FINANCING ACTIVITIES
Advances from director	1,500	146	5,146
Proceeds from sale of common stock	12,000	-	15,500
Net cash provided by financing activities	13,500	146	20,646
Net change in cash	7,816	-	8,246
Cash at beginning of the period	430	-	-
Cash at end of the period	$8,246	$-	$8,246
The accompanying notes are an integral part of these financial statements.

7 | Page

INTERDOM, CORP.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2011

 (unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Interdom, Corp. (“the Company”) was incorporated in the State of Nevada on December 8, 2009.  The Company is in the business of real estate consulting and evaluation.  Interdom, Corp. is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, (December 8, 2009) through January 31, 2011 the Company has accumulated losses of $12,400 and further losses are anticipated.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $12,400 as of January 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. For further information, refer to the financial statements and footnotes thereto included in the Form S1 Registration Statement filed with SEC.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

8 | Page

INTERDOM, CORP.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2011

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

January 31, 2011

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

NOTE 4 - STOCKHOLDER’S EQUITY

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

As of January 31, 2011 the Company had 3,900,000 shares of common stock issued and outstanding.

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

As of January 31, 2011, total advances from a director totaled $5,146. The advances are non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

INTERDOM, CORP.. was incorporated in the State of Nevada on December 8, 2009.  We are in the business of real estate consulting and evaluation.

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

Agreement with Florida Exclusive Realty, LLC

We have entered into a real estate consulting agreement, (“Agreement”) with Florida Exclusive Realty, LLC (“Realty”) of Miami Beach, Florida. Under the terms of the Agreement, a summary of our consulting duties follows:

1. Advice the Realty with respect to real estate related investments which Realty may wish recommend to its clients.

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

Nine Month Period Ended January 31, 2011 Compared to the period from Inception (December 8, 2009) to January 31, 2011

Our net loss for the nine month period ended January 31, 2011 was $5,684 compared to a net loss of $12,400 during the period from inception (December 8, 2009) to January 31, 2011. During the nine month period ended January 31, 2011, we did not generate any revenue.

During the nine month period ended January 31, 2011, we incurred  general and administrative expenses and professional fee of $5,684 compared to $12,400 incurred during the period from inception (December 8, 2009) to January 31, 2011. General and administrative and professional fee expenses incurred during the nine month period ended January 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,583,424 for the nine month period ended January 31, 2011.

Liquidity and Capital Resources

Nine Month Period Ended January 31, 2011

As at January 31, 2011, our current assets were $8,246 compared to $430 in current assets at April 30, 2010. As at the nine month period ended January 31, 2011, current assets were comprised of $8,246 in cash. As at January 31, 2011, our current liabilities were $5,146. Current liabilities were comprised of $5,146 in advances  from director.

Stockholders’ equity increased from ($3,216) as of April 30, 2010 to $3,100 as of January 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended January 31, 2011, net cash flows used in operating activities was $5,684 consisting of a net loss of $5,684. Net cash flows used in operating activities was $12,400 for the period from inception (December 8, 2009) to January 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended January 31, 2011, cash provided by financing activities was $13,500 consisting of $12,000 proceeds from issuance of common stock and of $1,500 in advances from director. For the period from inception (December 8, 2009) to January 31, 2011, net cash provided by financing activities was $20,646 received from proceeds from issuance of common stock and loan from director.

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

13 | Page

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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