Form 10-K
period 2011-04-30
INTERDOM, CORP.
filed 2011-06-10
CIK 1489744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-167084

INTERDOM, CORP.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	6500 (Primary Standard Industrial Classification Number)	27-2310076 (IRS Employer Identification Number)

375 N. Stephanie St. - Suite 1411

Henderson, NV 89014-8909

(786) 262-9075

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X]

As of April 30, 2011, the registrant had 4,175,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of April 30, 2011.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

INTERDOM, CORP. was incorporated in the State of Nevada on December 8, 2009.  We are in the business of real estate consulting and evaluation.

Our service includes:

-Real estate consulting.

-Comparative market analysis.

-Financial analysis for income properties.

-Broker opinion.

-Estimating the value of real property.

-Property management.

-Financial consulting.

-Negotiating “short sales”.

-Property auctions introduction and consulting.

The Company has generated $200 in revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, (December 8, 2009) through April 30, 2011 the Company has accumulated losses of $24,218 and further losses are anticipated.

We have engaged in to date is executing agreements with Florida Exclusive Realty, LLC.

Agreement with Florida Exclusive Realty, LLC

We have entered into a real estate consulting agreement, (“Agreement”) with Florida Exclusive Realty, LLC (“Realty”) of Miami Beach, Florida. Under the terms of the Agreement, a summary of our consulting duties follows:

1. Advise the Realty with respect to real estate related investments which Realty may wish to recommend to its clients.

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

Employees and Employment Agreements

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “ITRD”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of April 30, 2011, no shares of our common stock have traded.

Number of Holders

As of April 30, 2011, the 4,175,000 issued and outstanding shares of common stock were held by a total of 28 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2010 and 2011.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED APRIL 30, 2011 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2010.

Our net loss for the fiscal year ended April 30, 2011 was $17,502  compared to a net loss of $6,716 during the fiscal year ended April 30, 2010. During fiscal year ended April 30, 2011, the Company generated $200 in revenue.

During the fiscal year ended April 30, 2011, we incurred general and administrative expenses of $17,702 compared to $6,716  incurred during fiscal year ended April 30, 2010.  These expenses incurred during the fiscal year ended April 30, 2011 consisted of: bank charges and interest of $144 (2009:  $-0); transfer agent fees of $8,246 (2009:  $-0); professional fees of $7,435 (2009: $6,550); and miscellaneous charges of $1,877 (2009: $166).

Expenses incurred  during  fiscal year ended April 30, 2011  compared to fiscal year ended April 30, 2010  increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include  corporate overhead,  financial and  administrative  contracted services,  marketing,  and consulting costs.

The weighted average  number of shares  outstanding  was  3,725,685 for the fiscal year ended April 30, 2011 compared to 413,194  for the fiscal year ended April 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2011

As of April 30, 2011, our current assets were $8,378 and our total liabilities were $8,846. As of April 30, 2011, current assets were comprised of $45 in cash and $8,333 in prepaid expenses; total liabilities were comprised of $8,646 in advances from a director and $200 in accounts payable.

As of April 30, 2011, our total assets were $8,378 comprised entirely of current assets.  Stockholders’ deficit decreased from ($3,216) as of April 30, 2010 to ($468) as of April 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2011, net cash flows used in operating activities was ($25,635) consisting  of a net loss of ($17,502) , increase in accounts payable of $200 and  increase in prepaid expenses of ($8,333). For the fiscal year ended April 30, 2010, net cash flows used in operating activities was $6,716. Net cash flows used in operating activities was ($32,351) for the period from inception (December 8, 2009) to April 30, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2011, net cash from financing activities was $25,250, consisting of $20,250 proceeds received from issuances of common stock and $5,000 in advances from a director. For the fiscal year ended April 30, 2010, net cash from financing activities was $7,146 consisting of $3,500 of proceeds received from issuances of common stock and $3,646 in advances from a director. For the period from inception (December 8, 2009) to April 30, 2011, net cash provided by financing activities was $32,396 consisting of $23,750 of proceeds received from issuances of common stock and $8,646 in advances from a director.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2011 and April 30, 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

INTERDOM, CORP.

 (A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Interdom, Corp.

We have audited the accompanying balance sheets of Interdom, Corp. (A Development Stage Company) as of April 30, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and from inception (December 8, 2009) to April 30, 2011. Interdom, Corp. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interdom, Corp (A Development Stage Company) as of April 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and from inception (December 8, 2009) to April 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

June 3, 2011

INTERDOM, CORP. (A Development Stage Company) Balance Sheets (Audited)
ASSETS
	APRIL 30, 2011	APRIL 30, 2010
CURRENT ASSETS
Cash	$ 45	$ 430
Prepaid expenses	8,333	-
TOTAL CURRENT ASSETS	8,378	430
TOTAL ASSETS	$ 8,378	$ 430
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITES
Advances from director	$ 8,646	$ 3,646
Accounts payable	200	-
TOTAL CURRENT LIABILITIES	8,846	3,646
TOTAL LIABILITIES	$ 8,646	$ 3,646
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,175,000 and 3,500,000 shares issued and outstanding as of April 30, 2011 and 2010, respectively	4,175	3,500
Additional paid-in-capital	19,575	-
Deficit accumulated during the development stage	(24,218)	(6,716)
TOTAL STOCKHOLDERS’ DEFICIT	(468)	(3,216)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 8,378	$ 430
The accompanying notes are an integral part of these financial statements. F-2

INTERDOM, CORP. (A Development Stage Company) Statements of Operations (Audited)
	Year ended April 30, 2011	From Inception (December 8, 2009) to April 2010, 2010	From Inception (December 8, 2009) to April 30, 2011
Revenue	$ 200	$ -	$ 200
Expenses
General and administrative expenses	17,702	6,716	24,418
Net loss	$ (17,502)	$ (6,716)	$ (24,218)
Loss per common share – basic	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding- basic	3,725,685	413,194
The accompanying notes are an integral part of these financial statements. F-3

INTERDOM, CORP. (A Development Stage Company) Statement of Stockholders’ Deficit From Inception (December 8, 2009) to April 30, 2011 (Audited)
	Number of Common Shares	Amount	Additional paid in capital	Deficit accumulated during development stage	Total
Balance at inception, (December 8, 2009)	-	$ -	$ -	$ -	$ -

April 14, 2010 Common shares issued for cash at $0.001	3,500,000	3,500	-	-	3,500
Net loss April 30, 2010				(6,716)	(6,716)
Balance as of April 30, 2010	3,500,000	3,500		(6,716)	(3,216)
Common shares issued for cash at $0.03	675,000	675	19,575		20,250
Net loss April 30, 2011		-		(17,502)	(17,502)
Balance at April 30, 2011	4,175,000	$ 4,175	$ 19,575	$ (24,218)	$ (468)

The accompanying notes are an integral part of these financial statements.

INTERDOM, CORP. (A Development Stage Company) Statements of Cash Flows (Audited)
	Year ended April 30, 2011	From Inception (December 8, 2009) to April 30, 2010	From Inception (December 8, 2009) to April 30, 2011
OPERATING ACTIVITIES
Net loss	$(17,502)	$(6,716)	$(24,218)
(Increase) in prepaid expenses	(8,333)	-	(8,333)
Increase in accounts payable	200	-	200
Net cash used by operating activities	(25,635)	(6,716)	(32,351)
FINANCING ACTIVITIES
Advances from director	5,000	3,646	8,646
Proceeds from sale of common stock	20,250	3,500	23,750
Net cash provided by financing activities	25,250	7,146	32,396
Net change in cash	(385)	430	45
Cash at beginning of the period	430	-	-
Cash at end of the period	$45	$430	$45
The accompanying notes are an integral part of these financial statements. F-5

INTERDOM, CORP.

(A Development Stage Company)

Notes to the Audited Financial Statements

April 30, 2011

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Interdom, Corp. (“the Company”) was incorporated in the State of Nevada on December 8, 2009.  The Company is in the business of real estate consulting and evaluation.  Interdom, Corp. is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has generated $200 of revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, (December 8, 2009) through April 30, 2011 the Company has accumulated losses of $24,218 and further losses are anticipated.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $24,218 as of April 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

INTERDOM, CORP.

(A Development Stage Company)

Notes to the Audited Financial Statements

April 30, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with FASB ASC 605-35 “Revenue Recognition”.  Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectability is reasonably assured.  The Company recognizes revenues on sales of its services, based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time the service is provided to the customer.

More specifically revenue is recognized for each of our nine services when:

1.Real estate consulting: when consulting service has been provided and invoice issued

2.Comparative market analysis: when market analysis report has been accepted

3.Financial analysis for income properties: when financial analysis has been accepted.

4.Broker opinion: when opinion has been accepted.

5.Estimating the value of real property: when  the appraisal language has been accepted.

6.Property management: every month when management payments are received are received

7.Financial consulting; when consulting services has been provided and invoice issued.

8.Negotiating “short sales": when short sale has closed and commission to us paid.

9.Property auctions introduction and consulting: when consulting service has been provided and invoice issued.

INTERDOM, CORP.

(A Development Stage Company)

Notes to the Audited Financial Statements

April 30, 2011

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

NOTE 4- PREPAID EXPENSES

As April 30, 2011 the Company had $8,333 in prepaid expenses. The Company entered into an agreement with Transfer agent to provide premium services over a 12 month period.

NOTE 5 - STOCKHOLDER’S EQUITY

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

In February 2011, the Company issued 275,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $8,250

As of April 30, 2011, the Company had 4,175,000 shares of common stock issued and outstanding.

NOTE 6 - RELATED PARTY TRANSACTONS

On April 14, 2009, a Director purchased 3,500,000 shares of common stock at a price of $0.001 per share for cash of $3,500.

On December 11, 2010, a Director’s son purchased 25,000 shares of common stock at a price of $0.03 per share for total cash of $750.

On December 8, 2009, a Director advanced the Company $146. On April 30, 2010, a Director advanced the Company $3,500. On October 6, 2010, a Director advanced the Company $1,500. On April 09, 2011, a Director advanced the Company $3,500.

As of April 30, 2011, total advances from a director totaled $8,646. The advances are non-interest bearing, due upon demand and unsecured.

INTERDOM, CORP.

(A Development Stage Company)

Notes to the Audited Financial Statements

April 30, 2011

NOTE 7– INCOME TAXES

For the years  ended  April  30,  2011 and 2010,  the  Company  incurred  net operating  losses  and,  accordingly,  no  provision  for income  taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At April 30, 2011 and 2010, the Company had  approximately  $24,218  and

$6,716 of federal and state net operating losses. The net operating loss carryforwards,  if not utilized,  will begin to expire  in 2030.  The  provision  for  income  taxes  consisted  of the following components for the year ended April 30:

Components of net deferred tax assets, including a valuation allowance,  are as follows for the years ended April 30:

	April 30,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	8,476	2,357
Valuation allowance	(8,476)	(2,357)
Total deferred tax assets	$ -0-	$ -0-

The valuation allowance for deferred tax assets as of April 30, 2011 and 2010 was $8,476  and  $2,351,  respectively.  In  assessing  the recovery of the deferred  tax assets,  management  considers  whether it is more likely than not that some portion or all of the  deferred  tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected  future taxable income,  and tax planning  strategies in making this assessment.  As a result, management  determined it was more likely than not the  deferred  tax assets would not be realized as of April 30, 2011 and 2010, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at April 30:

2011 & 2010
Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Company management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Igor Rumiantsev 375 N. Stephanie St. - Suite 1411 Henderson, NV 89014-8909	50	President, Secretary, Treasurer and Director

Biographical Information and Background of officer and director

Igor Rumiantsev has acted as our President, Secretary, Treasurer and sole Director since our incorporation on December 8, 2009.  Mr. Rumiantsev has Bachelor of Science in Teaching English as a second language. In 2000 he graduated from Gold Coast school of Real Estate. Mr. Rumiantsev is Licensed Real Estate Sales-Associate and Real Estate Assets Specialist. From 2001 to 2003 Mr. Rumiantsev worked as a sales associate in Intel Investment Realty, Inc. In 2004 he worked as sales associate in Ocean View International Realty. From January 2005 to August 2009 he was self employed in international real estate consulting. From August 2009 to February 2010 he worked as a sale associate in Florida Domestic Realty. From February 2010 to present he has been working as a sale associate in Yaffe Realty International.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees.  Our sole officer and director, Igor Rumiantsev, is an independent contractor to us and currently devotes approximately twelve hours per week to company matters.  After receiving funding pursuant to our business plan Mr. Rumiantsev intends to devote as much time as the Board of Directors deems necessary to manage the affairs of the company.

Item 11. Executive Compensation

The following table sets forth the compensation paid by us for the last three fiscal years ending April 30, 2011 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Igor Rumiantsev, President, Treasurer and Secretary	2009	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of April 30, 2011, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of April 30, 2011 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Igor Rumiantsev 375 N. Stephanie St. Suite 1411, Henderson, NV 89014-8909	3,500,000 shares of common stock (direct)	83.8%

The percent of class is based on 4,175,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended April 30, 2011, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During  fiscal year ended April 30, 2011, we incurred  approximately  $5,000  in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  reviews of our financial  statements  for the quarters ended July 31, 2010, October 31, 2010 and January 31, 2011.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1  Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

31.2    Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1    Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDOM, CORP.
Dated: June 9, 2011	By: /s/ Igor Rumiantsev
Igor Rumiantsev, President and Chief Executive Officer and Chief Financial Officer