Form 10-Q
period 2011-07-31
Raystream Inc.
filed 2011-09-19
CIK 1489744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission file number 333-167084

RAYSTREAM INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2310076
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

219 Redfield Parkway #204, Reno, Nevada 89509

 (Address of principal executive offices)

(775) 345-3521

Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 19, 2011 the registrant had 49,975,000 shares of common stock outstanding.

RAYSTREAM INC.

FINANCIAL STATEMENTS

Raystream Inc.

(Formerly Interdom, Corp.)

July 31, 2011

Index

Balance Sheets (Unaudited)

F-1

Statements of Operations (Unaudited)

F-2

Statements of Cash Flows (Unaudited)

F-3

Statement of Changes in Stockholders’ Deficit (Unaudited)

F-4

Notes to the Unaudited Financial Statements

F-5

3

BALANCE SHEET
First Quarter
RAYSTREAM, INC
(FKA INTERDOM, CORP.)
(a development stage company)
BALANCE SHEETS
	JULY 31, 2011	APRIL 30, 2011
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$ 1,969,350	$ 45
Prepaid expenses	5,833	8,333
Total current assets	1,975,183	8,378

Fixed assets, net	62,133	-

TOTAL ASSETS	$ 2,037,316	$ 8,378

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Advances	$ -	$ 8,646
Accounts payable	200	200
Accrued interest	3,333	-
Auto lease payable--short-term	8,258	-
Payroll & payroll taxes payable	19,095	-
Total current liabilities	30,886	8,846

Auto lease payable--long-term	41,241	-
Debenture payable- related party	2,000,000	-

Total liabilities	2,072,127	8,846

Common stock, $0.001 par value,
200,000,000 shares authorized,
154,475,000 shares issued and outstanding	154,475	154,475
Additional paid-in capital	-	-
Deficit accumulated during development stage	(189,286)	(154,943)
Total stockholders' deficit	(34,811)	(468)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,037,316	$ 8,378

The accompanying notes are an integral part of these financial statements.

P & L
First Quarter
(FKA INTERDOM, CORP.)
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)
	Period of	Period of	From	From
	Three Months	Three Months	Inception	Inception
	Ended	Ended	(December 8, 2009)	(December 8, 2009)
	July 31, 2011	July 31, 2010	to July 31, 2011	to July 31, 2010

Revenue	$ -	$ -	$ 200	$ -
Expenses:
Payroll and payroll taxes	27,358	-	27,358	-
General and Administrative	12,298	12	36,716	6,716
Total Expenses	39,656	12	64,074	6,716

Net operating loss	(39,656)	(12)	(63,874)	(6,716)
Other expense:
Gain on debt forgiveness	8,646		8,646
Interest	3,333	-	3,333	-
Net loss	$ (34,343)	$ (12)	$ (58,561)	$ (6,716)

Loss per common share--basic	$ (0.00)	$ (0.00)

Weighted average number of common
shares outstanding--basic	154,475,000	129,500,000

The accompanying notes are an integral part of these financial statements.

Cash Flow First Quarter
RAYSTREAM, INC
(FKA INTERDOM, CORP.)
(a development stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Period of	Period of	From	From
	Three Months	Three Months	Inception	Inception
	Ended	Ended	(December 8, 2009)	(December 8, 2009)
	July 31, 2011	July 31, 2010	to July 31, 2011	to July 31, 2010

OPERATING ACTIVITIES
Net loss	$ (34,343)	$ (12)	$ (58,561)	$ (6,716)
Items not involving cash
Gain on forgiveness of debt	$ (8,646)		$ (8,646)

(Increase) in prepaid expenses	2,500	-	(5,833)	(8,333)
Increase in accounts payable	-	-	200	200
Increase in accrued interest payable	3,333	-	3,333	-
Increase in payroll and related payables	19,095	-	19,095	-
Net cash used by operating activities	(18,061)	(12)	(50,412)	(14,849)
INVESTING ACTIVITIES
Fixed assets	(62,133)	-	(62,133)	-
Net cash used by investing activities	(62,133)	-	(62,133)	-
FINANCING ACTIVITIES
Advances	-	-	8,646	3,646
Proceeds from sale of common stock	-	-	23,750	3,500
Automobile lease	49,499	-	49,499	0
Proceeds from sale of debenture - related party	2,000,000	-	2,000,000	0
Net cash provided by financing activities	2,049,499	-	2,081,895	7,146
Net change in cash	1,969,305	(12)	1,969,350	(7,703)
Cash at the beginning of the period	45	430	0	0

Cash at the end of the period	$ 1,969,350	$ 418	$ 1,969,350	$ (7,703)

The accompanying notes are an integral part of these financial statements.

STOCKHOLDERS EQUITY First Quarter
RAYSTREAM, INC
(FKA INTERDOM, CORP.)
(a development stage company)
STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
				Deficit
				Accumulated
	Number of		Additional	During
	Common		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance at inception, (December 8, 2009)	-	$ -	$ -	$ -	$ -

Common shares issued for cash at $0.001 per share	129,500,000	129,500	-	(126,000)	3,500

Net loss for the year ended April 30, 2010	-	-	-	(6,716)	(6,716)

Balance at April 30, 2010 (audited)	129,500,000	129,500	-	(132,716)	(3,216)

Common shares issued for cash at $0.03 per share	24,975,000	24,975	-	(4,725)	20,250

Net loss for the year ended April 30, 2011	-	-	-	(17,502)	(17,502)

Balance at April 30, 2011 (audited)	154,475,000	154,475	-	(154,943)	(468)

Net loss for the quarter ended July 31, 2011	-	-	-	(34,343)	(34,343)

Balance at July 31, 2011	154,475,000	$ 154,475	$ -	$ (189,286)	$(34,811)

 The accompanying notes are an integral part of these financial statements.

Raystream Inc.

(Formerly Interdom, Corp.)

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2011

(unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Raystream Inc. (fka Interdom, Corp.) ("the Company") was incorporated in the State of Nevada on December 8, 2009 as Interdom, Corp. From inception to June 2011, the Company was in the business of real estate consulting and evaluation. On June 14, 2011, the Company announced a change of control. Subsequent to the change of control, the Company changed its focus to technology, specifically business video transmission compression. On August 22, 2011, Interdom Corp. received approval from FINRA to change the name of the Company to Raystream Inc. Raystream Inc. is in the development stage as defined under Accounting Codification Standard, Development Stage Entities ("ASC-915"). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, (December 8, 2009) through July 31, 2011 the Company has accumulated losses of $189,286 and further losses are anticipated.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $189,286 as of July 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Although the Company obtained debt financing in July (See Note 4), the ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary additional financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Form S-1 Registration Statement filed with SEC.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Raystream Inc.

(Formerly Interdom, Corp.)

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2011

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Accounting Standards Codification ("ASC-830"), "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year.Gains or losses resulting from foreign currency transactions are included in results of operations.

Financial Instruments

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value- based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

Raystream Inc.

(Formerly Interdom, Corp.)

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2011

(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Loss per Share

The  Company  computes  loss  per  share  in  accordance  with  “ASC-260”,  “Earnings  per  Share”  which  requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted  loss  per  share  gives  effect  to  all  dilutive  potential  common  shares outstanding during the  period.  Dilutive loss per share excludes all potential common shares if their effect is anti- dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Fiscal Periods

The Company's fiscal year end is April 30.

NOTE 4 - PREPAID EXPENSES

As at July 31, 2011 the Company had $5,833 left in prepaid expenses. The Company entered into an agreement with Transfer agent in fiscal year April 2011 to provide premium services over a 12 month period.

NOTE 5 - DEBT RELATED PARTY

On July 19, 2011 the Company received $2,000,000 from the sale of a convertible debenture in accordance with a convertible debenture purchase agreement (“Agreement”) executed on July 18, 2011.  The debenture accrues simple interest at the rate of 5% until the maturity date of July 18, 2013 and can be converted, at the holder’s option, into the company’s common stock at a conversion rate equal to a 10% discount from the fair market value of the stock.  Per the   Agreement, the fair market value is calculated as the average closing market price of the five business days preceding the conversion date, or if there has been no sales of the Company’s common stock for five days, the price shall be determined according to the price of the last trade of the Company’s common stock or, at $1.00 per share or, at a price that is mutually agreed upon by the Company and the holder.  The conversion price is subject to adjustment in certain events, such as distributions of dividends or stock splits. On July 29, 2011 the Company entered into a loan for an automobile.  Monthly payments of $1,031.14 are to be made for the next 60 months, which is $12,372 per year.  The automobile has been recorded as a fixed asset and the loan as a liability.  As the stock is not actively traded in the market it does not currently have a determinable fair value. Also the conversion price is not fixed. Based on that Company deems that there is no beneficial conversion feature associated with the note that needs to be recognized the the financials.

NOTE 6 - AUTOMOBILE LEASE

On July 29, 2011 the Company entered into a lease for an automobile.  Monthly payments of $1,031.04 are to be made for the next 60 months, which is $12,372 per year.  The automobile has been recorded as a fixed asset and the lease as a liability.

NOTE 7 - STOCKHOLDER’S EQUITY

The authorized capital of the Company is 200,000,000 common shares with a par value of $ 0.001 per share. On April 14, 2009, the Company issued 129,500,000 shares post split of common stock at a price of $0.001 per share for total cash proceeds of $3,500. Between November 2010 and April 2011, the Company issued 24,975,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $20,250.

As of July 31, 2011 the Company had 154,475,000 shares of post split common stock issued and outstanding.

On August 22, 2011 the Company received approval from FINRA to change the name of the Company to Raystream, Inc. and to affect a 37 for 1 forward-split of the Company’s issued and outstanding common shares.

Raystream Inc.

(Formerly Interdom, Corp.)

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2011

(unaudited)

NOTE 8 - ADVANCES RELATED PARTY

As of June 14, 2011 a former director had entered into a written forgiveness of debt agreement with the Company to forive a total of $8,646 in related party advances. As of July 31, 2011 there is no balance owed to him.

NOTE  9 - SUBSEQUENT EVENTS

On August 22, 2011 the Company received approval from FINRA to change the name of the Company to Raystream, Inc. and to affect a 37 for 1 forward-split of the Company’s issued and outstanding common shares.

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

ITEM   2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Raystream Inc. was incorporated in the State of Nevada on December 8, 2009 under the name Interdom, Corp.  On August 22, 2011, we changed our name to Raystream Inc.  Our executive offices are located at 219 Redfield Parkway #204, Reno, Nevada 89509. Our common stock currently trades on the Over the Counter Bulletin Board under the ticker symbol ITRDD.

We are in the business of selling software to compress video transmissions to other businesses.  Management believes that the market for the Company’s products will include any organization that works with streaming video or that would benefit from more efficient use of bandwidth.  As online video and Internet video to TV usage grows, the market for our products will expand since the compression of the signals allows more efficient use of bandwidth.

We have not generated any revenues related to our business to date.

Results of Operations

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

Three Month Period Ended July 31, 2011 Compared to the period from Inception (December 8, 2009) to July 31, 2011

Our net loss for the three month period ended July 31, 2011 was $34,343 compared to a net loss of $58,561 during the period from inception (December 8, 2009) to July 31, 2011. During the three month period ended July 31, 2011, we did not generate any revenue.

During the three month period ended July 31, 2011, we incurred general and administrative expenses, payroll expenses and professional fees of $39,656 compared to $64,074 incurred during the period from inception (December 8, 2009) to July 31, 2011. General and administrative, payroll and professional fee expenses incurred during the three month period ended July 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. As at July 31, 2011 Company incurred a total of $3,333 in interest on convertible debentures and a total of $8,646 was gained in the forgiveness of debt owed to the fomer shareholder.

The weighted average number of shares outstanding was 154,475,000 for the three month period ended July 31, 2011.

4

Liquidity and Capital Resources

Three Month Period Ended July 31, 2011

As at July 31, 2011, our current assets were $1,975,183 compared to $8,378 in current assets at April 30, 2011. As at the three month period ended July 31, 2011, current assets were comprised of $1,969,350 in cash and $5,833 in prepaid expenses. As at July 31, 2011, our current liabilities were $30,886. Current liabilities were comprised of $22,628 of payables and accruals, and $8,258 which is the current portion of an automobile lease. Long term liabilities comprised a total of $2,041,241 of convertible debentures of $2,000,000 and $41,241 is long term portion of lease.

Stockholders’ equity decreased from ($468) as of April 30, 2011 to ($34,811) as of July 31, 2011 due to losses incurred.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended July 31, 2011, net cash flow used in operating activities was $18,061 consisting of a net loss of $34,343 which was offset to a certain extent by gain on debt forgiveness of $8,646 an increase in operating liabilities of $22,428 and decrease in prepaid of $2,500. Net cash flow used in operating activities was $50,412 for the period from inception (December 8, 2009) to July 31, 2011.

Cash Flows from Investing Activities

The Company purchased an automobile for $62,133 under a lease agreement during the period of three months ended July 31, 2011. This has been the only activity from investing activities since inception (December 8, 2009).

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the three month period ended July 31, 2011, cash provided by financing activities was $2,049,499 consisting of $2,000,000 proceeds from the sale of a debenture and of $49,499 in automobile lease financing. For the period from inception (December 8, 2009) to July 31, 2011, net cash provided by financing activities was $2,081,895. The amount over the financing activities for the period of three months ended July 31, 2011 was received from proceeds from issuance of common stock and loans from director.

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

5

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

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2011.  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

6

ITEM 6.  EXHIBITS

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYSTREAM, INC.
Dated: September 19, 2011	By: /s/ Brian Petersen Brian Peterson President, Chief Executive Officer, Financial Officer, Principal Accounting Officer, Chief Secretary, Treasurer and Director

7