Form 10-Q/A
period 2011-07-31
Raystream Inc.
filed 2011-10-17
CIK 1489744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer o      Accelerated filer o     Non-accelerated filer o     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 19, 2011 the registrant had 49,975,000 shares of common stock outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 31, 2010 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

RAYSTREAM INC.

2

FINANCIAL STATEMENTS

Raystream Inc.

(Formerly Interdom, Corp.)

 July 31, 2011

Index

Balance Sheets (Unaudited)

F-1

Statements of Operations (Unaudited)

F-2

Statements of Cash Flows (Unaudited)

F-3

Statement of Changes in Stockholders’ Deficit (Unaudited)

F-4

Notes to the Unaudited Financial Statements

F-5

3

Raystream, Inc. (FKA INTERDOM, CORP.) (a development stage company) Balance Cheets

	JULY 31, 2011	APRIL 30, 2011
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$ 1,969,350	$ 45
Prepaid expenses	5,833	8,333
Total current assets	1,975,183	8,378

Fixed assets, net	62,133	-

TOTAL ASSETS	$ 2,037,316	$ 8,378

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Advances	$ -	$ 8,646
Accounts payable	200	200
Accrued interest	3,333	-
Auto loan payable--short-term	8,258	-
Payroll & payroll taxes payable	19,095	-
Total current liabilities	30,886	8,846

Auto loan payable--long-term	41,241	-
Debenture payable	2,000,000	-

Total liabilities	2,072,127	8,846

Common stock, $0.001 par value,

The accompanying notes are an integral part of these financial statements.

RAYSTREAM, INC. (FKA INTERDOM, CORP.)
(a development stage company)
STATEMENTS OF OPERATIONS
	(Unaudited)

	Period of	Period of	From	From
	Three Months	Three Months	Inception	Inception
	Ended	Ended	(December 8, 2009)	(December 8, 2009)
	July 31, 2011	July 31, 2010	to July 31, 2011	to July 31, 2010

Revenue	$ -	$ -	$ 200	$ -
Expenses:
Payroll and payroll taxes	27,358	-	27,358	-
General and Administrative	12,298	12	36,716	6,716
Total Expenses	39,656	12	64,074	6,716

Net Operating Loss	-39,656	(12)	-63,874	-6,716

Other Expense
Gain on Debt Forgiveness	8,646		8,646
Interest	3,333		3,333

Net Loss	$ (34,343)	$ (12)	$ (58,561)	$ (6,716)

Loss per common share--basic	$ (0.00)	$ (0.00)

Weighted average number of common
shares outstanding--basic	154,475,000	129,500,000

The accompanying notes are an integral part of these financial statements.

RAYSTREAM, INC. (FKA INTERDOM, CORP.)
(a development stage company)
STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

				Deficit
				Accumulated
	Number of		Additional	During
	Common		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance at inception, (December 8, 2009)	$ -	$ -	$ -	$ -	$ -

Common shares issued for cash at $0.001 per share	129,500,000	129,500	-	-126,000	3,500

Net loss for the year ended April 30, 2010	-	-	-	-6,716	-6,716

Balance at April 30, 2010 (unaudited)	129,500,000	129,500	-	-132,716	-3,216

Common shares issued for cash at $0.03 per share	24,975,000	24,975	-	(4,725)	20,250

Net loss for the year ended April 30, 2011	-	-	-	-17,502	-17,502

Balance at April 30, 2011 (unaudited)	154,475,000	154,475	-	-154,943	-468

Net loss for the quarter ended July 31, 2011	-	-	-	-34,343	-34,343

Balance at July 31, 2011	154,475,000	$ 154,475	$ -	$ (189,286)	$ (34,811)

The accompanying notes are an integral part of these financial statements.

RAYSTREAM, INC. (FKA INTERDOM, CORP.)
(a development stage company)
STATEMENTS OF CASH FLOWS
	(Unaudited)

	Period of	Period of	From	From
	Three Months	Three Months	Inception	Inception
	Ended	Ended	(December 8, 2009)	(December 8, 2009)
	July 31, 2011	July 31, 2010	to July 31, 2011	to July 31, 2010

OPERATING ACTIVITIES
Net loss	$ (34,343)	$ (12)	$ (58,561)	$ (6,716)
Items not involving cash
Gain on forgiveness of debt	$ (8,646)		$ (8,646)

(Increase) in prepaid expenses	2,500	-	-5,833	-8,333
Increase in accounts payable	-	-	200	200
Increase in accrued interest payable	3,333	-	3,333	-
Increase in payroll and related payables	19,095	-	19,095	-
Net cash used by operating activities	-18,061	-12	-50,412	-14,849
INVESTING ACTIVITIES
Purchase of automobile	-62,133	-	-62,133	-
Net cash used by investing activities	-62,133	-	-62,133	-
FINANCING ACTIVITIES
Advances	-	-	8,646	3,646
Proceeds from sale of common stock	-	-	23,750	3,500
Automobile loan	49,499	-	49,499	0
Proceeds from sale of debenture	2,000,000	-	2,000,000	0
Net cash provided by financing activities	2,049,499	0	2,081,895	7,146
Net change in cash	1,969,305	-12	1,969,350	-7,703
Cash at the beginning of the period	45	430	0	0

Cash at the end of the period	$ 1,969,350	$ 418	$ 1,969,350	$ (7,703)

The accompanying notes are an integral part of these financial statements.

Raystream Inc.

(Formerly Interdom, Corp.)

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2011

(unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Raystream Inc. (fka Interdom, Corp.) (“the Company”) was incorporated in the State of Nevada on December 8, 2009 as Interdom, Corp.  From inception to June 2011, the Company was in the business of real estate consulting and evaluation.  On June 14, 2011, the Company announced a change of control.  Subsequent to the change of control, the Company changed its focus to technology, specifically business video transmission compression. On August 22, 2011, Interdom Corp. received approval from FINRA to change the name of the Company to Raystream Inc.  Raystream Inc. is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”).  The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For  the  period  from  inception,  (December  8,  2009)  through  July  31,  2011  the  Company  has accumulated losses of $189,286 and further losses are anticipated.

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

NOTE 5- DEBT RELATED PARTY

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

NOTE -6 AUTOMOBILE LEASE

On July 29, 2011 the Company entered into a lease for an automobile.  Monthly payments of $1,031.04 are to be made for the next 60 months, which is $12,372 per year.  The automobile has been recorded as a fixed asset and the lease as a liability.

NOTE 7- STOCKHOLDER’S EQUITY

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

NOTE 8 – ADVANCES RELATED PARTY

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

During the three month period ended July 31, 2011, we incurred general and administrative expenses, payroll expenses and professional fees of $39,656 compared to $64,074 incurred during the period from inception (December 8, 2009) to July 31, 2011. General and administrative, payroll and professional fee expenses incurred during the three month period ended July 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. As at July 31, 2011 Company incurred a total of $3,333 in interest on convertible debentures and a total of $8,646 was gained in the forgiveness of debt owed to the former shareholder.

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

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments.  For the three month period ended July 31, 2011, cash provided by financing activities was $2,049,499 consisting of $2,000,000 proceeds from the sale of a debenture and of $49,499 in automobile lease financing.  For the period from inception (December 8, 2009) to July 31, 2011, net cash provided by financing activities was $2, 081,895.  The amount over the financing activities for the period of three months ended July 31, 2011 was received from proceeds from issuance of common stock and loans from director.

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

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Raystream, Inc.

Dated: October 14, 2011	By: /s/ Brian Petersen
Brian Petersen
President, Chief Executive Officer, Chief Finanical Officer, Principal Accounting Officer, Secretary, Treasurer and Director

