Form 10-Q
period 2011-10-31
Raystream Inc.
filed 2011-12-15
CIK 1489744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

Commission file number 333-167084

RAYSTREAM INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2310076
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

2101 Midway Road, Suite 140, Carrollton, Texas 75006

(Address of principal executive offices)

(972) 980-7206

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 15, 2011 the registrant had 49,975,000 shares of common stock outstanding.

RAYSTREAM INC.

2

FINANCIAL STATEMENTS

Raystream Inc.

(a development stage company)

October 31, 2011

Index

Balance Sheets (Unaudited)

F-1

Statements of Operations (Unaudited)

F-2

Statements of Cash Flows (Unaudited)

F-3

Statement of Changes in Stockholders’ Deficit (Unaudited)

F-4

Notes to the Unaudited Financial Statements

F-5

3

Raystream, Inc.
(a development stage company)
Balance Sheets

	October 31, 2011	April 30, 2011
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$ 1,193,214	$ 45
Prepaid expenses	120,847	8,333
Total current assets	1,314,061	8,378

Fixed assets, net	147,620	-
Goodwill	8,081,180	-
Other assets	3,235	-

TOTAL ASSETS	$ 9,546,096	$ 8,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Advances	$ -	$ 8,646
Accounts payable	33,780	200
Accrued expenses	21,903	-
Auto loan payable--short-term	8,371	-
Total current liabilities	64,054	8,846

Auto loan payable--long-term	39,152	-

Total liabilities	103,206	8,846

Common Stock--($.001 par, 200,000,000 shares authorized,
49,975,000 shares issued and outstanding)	49,975	24,975
Paid-in Capital	9,991,035	(1,225)
Comprehensive Income	1,337	-
Deficit Accumulated during development stage	(599,457)	(24,218)
Stockholders' equity	9,442,890	(468)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,546,096	$ 8,378

 The accompanying notes are an integral part of these financial statements.

RAYSTREAM, INC. (a development stage company) STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Period of	Period of	Period of	Period of	From
	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	(December 8, 2009)
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010	to October 31, 2011

Revenue	$ -	$ -	$ -	$ -	$ 200
Expenses:
Payroll and payroll taxes	200,172	-	227,530	-	251,948
General and administrative	145,232	1,536	157,530	1,548	157,530
Professional fees	162,357	-	162,357	-	162,357
Premises	11,316	-	11,316	-	11,316
Marketing	6,774	-	6,774	-	6,774
Total Expenses	525,851	1,536	565,507	1,548	589,925

Net Operating Loss	-525,851	-1,536	-565,507	-1,548	-589,725

Other Expense
Gain on debt forgiveness	0	-	8,646	-	8,646
Interest	(15,045)	-	(18,378)	-	(18,378)
Net loss	$ (540,896)	$ (1,536)	$ (575,239)	$ (1,548)	$ (599,457)

Comprehensive income
Foreign currency translation adjustment	$ 1,337		$ 1,337		$ 1,337
Total comprehensive income	$ 1,337		$ 1,337		$ 1,337

Loss per common share--basic	$ (0.015)	$ -	$ (0.019)	$ -

Weighted average number of common
shares outstanding--basic	36,659,783	0	30,817,391	0

The accompanying notes are an integral part of these financial statements.

RAYSTREAM, INC.
(a development stage company)
STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

					Deficit
					Accumulated
	Number of		Additional		During
	Common		Paid-In	Comprehensive	Development
	Shares	Amount	Capital	Loss	Stage	Total

Balance at inception, (December 8, 2009)	$ -	$ -	$ -	$ -	$ -	$ -

Common shares issued for cash at $0.001 per share subsequently cancelled for no consideration	-	-	3,500	-	-	3,500

Net loss for the year ended April 30, 2010	-	-	-	-	-6,716	-6,716

Balance at April 30, 2010 (audited)	-	-	3,500	-	-6,716	-3,216

Common shares issued for cash at $0.000811 per share	24,975,000	24,975	(4,725)	-	-	20,250

Net loss for the year ended April 30, 2011	-	-	-	-	-17,502	-17,502

Balance at April 30, 2011 (audited)	24,975,000	24,975	-1,225	-	-24,218	-468

Shares issued for acquisition	20,000,000	20,000	7,980,000	-	-	8,000,000

Shares issued for debt and accrued interest retirement	5,000,000	5,000	2,012,260	-	-	2,017,260

Gain on foreign currency translation	-	-	-	1,337	-	1,337

Net loss for the six months ended October 31, 2011	-	-	-	-	-575,239	-575,239

Balance at October 31, 2011 (unaudited)	49,975,000	$ 49,975	$ 9,991,035	$ 1,337	$ (599,457)	$ 9,442,890

The accompanying notes are an integral part of these financial statements.

RAYSTREAM, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Period of	Period of	From
	Six Months	Six Months	Inception
	Ended	Ended	(December 8, 2009)
	October 31, 2011	October 31, 2010	to October 31, 2011

OPERATING ACTIVITIES
Net loss	$ (575,239)	$ (1,548)	$ (599,457)
Items not involving cash :
Gain on forgiveness of debt	(8,646)	-	(8,646)
Depreciation	6,609	-	6,609
Non-cash interest expense	17,260	-	17,260
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(103,925)	-	(112,258)
(Increase) in other assets	(3,235)	-	(3,235)
Increase in accounts payable	33,580	-	33,780
Increase in accruals	7,028	-	7,028
Net cash used by operating activities	-626,568	-1,548	-658,919
INVESTING ACTIVITIES
Purchase of fixed assets	-104,730	-	-104,730
Purchase of subsidiary--net cash impact	-74,894	-	-74,894
Net cash used by investing activities	-179,624	-	-179,624
FINANCING ACTIVITIES
Advances	-	1,500	8,646
Proceeds from sale of common stock	-	-	23,750
Automobile loan repayments	-1,976	-	-1,976
Proceeds from sale of debenture	2,000,000	-	2,000,000
Net cash provided by financing activities	1,998,024	1,500	2,030,420

Effect of exchange rate changes in cash	1,337	-	1,337

Net change in cash	1,193,169	-48	1,193,214
Cash at the beginning of the period	45	430	-

Cash at the end of the period	$ 1,193,214	$ 382	$ 1,193,214

Supplemetary non cash information

Shares issued under acquisition of GMBH	$ 8,000,000	$ -	$ 8,000,000

Shares issued in settlement of convertible debt and interest	$ 2,017,260	$ -	$ 2,017,260

Purchase of car under financing arrangement	$ 49,499	$ -	$ 49,499

The accompanying notes are an integral part of these financial statements.

Raystream Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

October 31, 2011

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

General Background

Raystream, Inc., a Nevada corporation (sometimes referred to herein as “we”, “us”, “our”, “Company” and the “Registrant”) was incorporated in Nevada on December 8, 2009 as Interdom Corp.  From inception to June 2011 the Company was in the business of real estate consulting and evaluation. On June 14, 2011 the Company underwent a change of control and changed its business focus to video transmission compression.  On August 23, 2011 the Company changed its name from Interdom, Inc. to Raystream, Inc.  The Company has been developing its video transmission compression business plan and as of the date of this 10-Q has not generated any revenue since its date of incorporation.  As such the Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915).

Change in Control

On June 14, 2011, a change in control of Interdom, Corp. ("Interdom") occurred when Igor Rumiantsev sold all of his 3,500,000 common shares in a private share purchase transaction to Unlimited Trade Inc.  Mr. Rumiantsev sold his shares for cash consideration of $200,000.  This transaction gave Unlimited Trade Inc. voting control over 83.8% of the Interdom’s outstanding and issued common stock.  After a 37:1 forward stock split, the Unlimited Trade Inc. shares totaled 129,500,000.  Unlimited Trade Inc. requested that these shares be cancelled and subsequently accepted 5,000,000 restricted shares (in accordance with rule 144) for conversion of a note payable from the Interdom.  After these transactions the Unlimited Trade Inc. voting shares were less than 10% of the outstanding shares.

No person or entity holds more than 50% of the outstanding common stock of Raystream, Inc.

New Business

The focus to the video transmission compression business was initiated by the acquisition, for 20,000,000 restricted shares (in accordance with rule 144), of Raystream GmbH on September 19, 2011.  The Company acquired a 100% interest in Raystream GmbH.  The technology acquired by the Company allows high definition video to be distributed over standard Internet connections.

Initially the Company will operate using a business-to-business (B2B) model.  A business-to-consumer (B2C) model is under development and will be launched in the future.

Plan of Operations

The market for the B2B model includes marketing and advertising agencies, telecommunications companies, and content delivery networks.  This market will be penetrated by a corporate sales force supported by online and traditional media campaigns plus an extensive public relations program that includes a social media communications of publicly disclosed information.  The Company hired four business development managers in October 2011 to organize the sales efforts of the company.  Offices and marketing arrangements will continue to be pursued world-wide to make local market penetration easier and sales support more convenient.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $599,457 as of October 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  Although the Company obtained debt financing in July (See Note 5), the ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain additional financing to meet its obligations and repay its liabilities arising from normal business operations when those come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and additional funds from operations, and either equity sales or debt proceeds.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six-months ended October 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2012.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Raystream Inc.

 (A Development Stage Company)

Notes to the Unaudited Financial Statements

October 31, 2011

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

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Accounting Standards Codification (“ASC-830”), “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates at the balance sheet date.  Nonmonetary assets and liabilities are translated at the exchange rates prevailing on the transaction date.  Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Financial Instruments

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Stock-based Compensation

The Company records stock-based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value based method.  The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Stock Issued For Services

Transactions in which common stock is issued for services is recorded at the fair value of the services received or the fair value of the stock issued, whichever is more reliably measureable.

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

Raystream Inc.

 (A Development Stage Company)

Notes to the Unaudited Financial Statements

October 31, 2011

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

NOTE 4- PREPAID EXPENSES

As of July 31, 2011 the Company had a balance of $120,847 in prepaid expenses representing prepaid rent, prepaid German business taxes and prepaid transfer agent fees.

NOTE 5- DEBT RELATED PARTY

On July 19, 2011 the Company received $2,000,000 from the sale of a convertible debenture in accordance with a convertible debenture purchase agreement (“Agreement”) executed on July 18, 2011.  The debenture accrues simple interest at the rate of 5% until the maturity date of July 18, 2013 and can be converted, at the holder’s option, into the company’s common stock at a conversion rate equal to a 10% discount from the fair market value of the stock.  Per the   Agreement, the fair market value is calculated as the average closing market price of the five business days preceding the conversion date, or if there has been no sales of the Company’s common stock for five days, the price shall be determined according to the price of the last trade of the Company’s common stock or, at $1.00 per share or, at a price that is mutually agreed upon by the Company and the holder.  The conversion price is subject to adjustment in certain events, such as distributions of dividends or stock splits. As the stock was not actively traded in the market as of the date of the transaction, it did not have a determinable fair value. Also the conversion price is not fixed. Based on these factors, the Company concluded that there is no beneficial conversion feature associated with the note that should be recognized in the financials.

NOTE 6- AUTOMOBILE LOAN

On July 29, 2011 the Company entered into a loan for an automobile in the amount of $49,499.   The terms of the loan requires payments of $1,031 for 60 months.

NOTE 7- STOCKHOLDER’S EQUITY

The authorized capital of the Company is 200,000,000 common shares with a par value of $ 0.001 per share.  On April 14, 2010, the Company issued 129,500,000 shares post split of common stock at a price of $0.001 per share for total cash proceeds of $3,500.  Between November 2010 and April 2011, the Company issued 24,975,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $20,250.

On August 22, 2011 the Company received approval from FINRA to change the name of the Company to Raystream, Inc. and to affect a 37:1 forward-split of the Company’s issued and outstanding common shares.  On September 19, 2011 the Company issued 20,000,000 shares of common stock to acquire 100% of Raystream GmbH.  On September 19, 2011 the Company issued 5,000,000 share of stock to Unlimited Trade, Inc. to retire $2,000,000 of debentures plus accrued interest. At October 31, 2011 the Company had 49,975,000 shares of post-split common stock issued and outstanding.

NOTE 8 – ADVANCES FROM RELATED PARTY

As of June 14, 2011 a former director had entered into a written forgiveness of debt agreement with the Company to forgive a total of $8,646 in related party advances. As of October 31, 2011 there are no advances from related parties.

NOTE 9 –RECLASSIFICATION: STOCK SPLIT ADJUSTMENT

Effective September 19, 2011, the majority stockholder Unlimited Trade Inc., voluntarily cancelled 129,500,000 shares of the outstanding common stock of the Company which were canceled and returned to the pool of the Company’s authorized and unissued shares of common stock. This cancellation was previously recorded as 129,500,000 shares issued for cash of $3,500 at inception. Since the shares under this agreement have been cancelled without the exchange of consideration to reduce number of shares outstanding, the Company considered the change in capital structure from the cancellation agreement in substance a reverse stock split.  In accordance with SAB Topic 4-C, the Company recorded the cancellation retroactively as a reduction to the par value of common stock with a corresponding increase to additional paid-in capital.

NOTE 10- RAYSTREAM GmbH ACQUISITION

Effective September 19, 2011 the Company acquired 100% of the outstanding shares of Raystream GmbH from Tom Betelllgungsgesellschaft mbH.  The Company issued 20,000,000 shares of common stock and assumed $408,918 in liabilities.  The closing price of the stock on September 19, 2011 was $.40 per share which equates to a purchase price of approximately $8,408,918.     There are no contingent payments.   The purchase price was allocated as follows:

                                         Cash                                       $76,864

                                         Other Current Assets               8,589

                                         Intangibles                               8,338,340

                                         Accounts Payable                    (14,875)

                                         Purchase Price                        $8,408,918

The transaction has been accounted for as a purchase and accordingly, the purchase price has been allocated to the underlying assets.   Results of operations for the acquired companies have been reflected in the Company’s financial statements from the day the acquisition closed.

The following table shows the pro forma results had the acquisition taken place on May 1, 2011.  Raystream GmbH has not had any revenue and was started in March of 2011.  There were no material expenses prior to May1, 2011.

	Six Months	Six Months
	Ended	Ended
	Ocotber 31, 2011	October 31, 2010

Revenue	$0	$0
Operating Loss	(984,157)	(1,548)

The increase in the operating loss is due to the expenses incurred by Raystream GmbH prior to the acquisition.

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

General

Raystream Inc. was incorporated in the State of Nevada on December 8, 2009 under the name Interdom, Corp.  On August 22, 2011, we changed our name to Raystream Inc.  Our executive offices are located at 2101 Midway Road, Suite 140, Carrollton, Texas 75006.  Our common stock currently trades on the Over the Counter Bulletin Board under the ticker symbol RAYS.

We are in the business of licensing software to compress high definition (HD) video transmissions to other businesses.  Management believes that the market for the Company’s products will include any organization that works with streaming video or that would benefit from more efficient use of bandwidth.  As online HD video and Internet- to-TV HD video usage grows, the market for our products will expand since the compression of the signals allows more efficient use of bandwidth.

We have not generated any revenues related to our business to date.

Results of Operations

Our financial statements have been prepared assuming we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.  We expect we will require additional capital to meet our long-term operating requirements.  We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six-Month Period Ended October 31, 2011 compared to the period from Inception (December 8, 2009) to October 31, 2011

Since there were no operations previous to the three months ended October 31, 2011 we have only discussed the results of operations for the six month period.  We believe that there is no material information excluded by excluding the specific three month period ended October 31, 2011 and only discussing the six month period ended October 31, 2011.  Our net loss for the six-month period ended October 31, 2011 was $575,239 compared to a net loss of $599,457 during the period from  inception (December 8, 2009) to October 31, 2011.  During the six- month period ended October 31, 2011, we did not generate any revenue.

During the six-month period ended October 31, 2011, we incurred general and administrative expenses, payroll expenses and professional fees of $547,417 compared to $571,835  incurred during the period from inception (December 8, 2009) to October 31, 2011. General and administrative, payroll and professional fee expenses incurred during the six-month period ended October 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 30,817,391 for the six-month period ended October 31, 2011.

4

Liquidity and Capital Resources

Six-Month Period Ended October 31, 2011

As at October 31, 2011, our current assets were $1,314,061 compared to $8,378 in current assets at April 30, 2011.  As at the six-month period ended October 31, 2011, current assets were comprised of $1,193,214 in cash and $120,847 in prepaid expenses.  As at October 31, 2011, our current liabilities were $64,054.  Current liabilities were comprised of $55,683 of payables and accruals, and $8,371 which is the current portion of an automobile loan. Long-term liabilities were $39,152 which is the long-term portion of the automobile loan.

Stockholders’ equity increased from ($468) as of April 30, 2011 to $9,442,890 as of October 31, 2011 as a result of stock issued for debt retirement and the purchase of a subsidiary.  These additions were partially offset by the operating loss incurred.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the six-month period ended October 31, 2011, net cash used in operating activities was $626,568 consisting chiefly of a net loss of $575,239 and cash used for net operating assets and liabilities of $66,552.  Net cash used in operating activities was $658,919 for the period from inception (December 8, 2009) to October 31, 2011.

Cash Flows from Investing Activities

The Company purchased fixed assets in the amount of $104,730 during the six months ended October 31, 2011 and acquired a subsidiary that resulted in a net cash use of $74,894.   These items have been the only activity from investing activities since inception (December 8, 2009).

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt securities.  For the six-month period ended October 31, 2011, cash provided by financing activities was $1,998,024 consisting of $2,000,000 proceeds from the sale of a debenture less payments of $1,976.  For the period from inception (December 8, 2009) to October 31, 2011, net cash provided by financing activities was $2,030,420.  The amount over the financing activities for the period of six-months ended October 31, 2011 was received from proceeds from issuance of common stock and an advance from a director.

Plan of Operation, Management and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities.  Our working capital requirements are expected to increase in line with the growth of our business.

Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities.  Existing working capital, further advances and debt securities, and anticipated cash flow are expected to be adequate to fund our operations over the next six months.

Core sales and marketing management of the Company is as follows:

Brian Petersen, CEO of Raystream Inc.--Mr. Petersen was recruited from store planning and design company RGD Design to start Davaco Sourcing, an online reverse auction/sourcing company, in 2000. In his first year, he saved clients such as Lowes, TJMaxx, Kohls, and Mary Kay over $100 million, and increased the company’s ROI to 85%. In 2005, Petersen ran Petersen-Hines/Texas Home Theater, an audio/video business he founded in 2005. Serving high profile clients and companies, Petersen grew Petersen-Hines to a multimillion dollar company in six years.

Roman Rumpf, Co-founder and CTO of Raystream Inc.--While Information Technology Security Expert at Safe-com, a specialist in secure mobile, ISDN and VoIP communications, Mr. Rumpf was responsible for IT security, large-scale security systems, concept and design, failover mechanisms and Unix system engineering, as well as mobile solutions for smart phones. Prior to joining Safe-com, Mr. Rumpf was project manager for Qnective AG Switzerland and created the Internet’s first web 2.0 mobile "Social Community."

Nadia Christian, Vice President of Marketing--Miss Christian launched her career at an advertising agency 15 years ago. She was part of the marketing and research teams, with a focus on new advertising innovations. She supports the company's organic growth and commercial innovation initiatives, sales, and communications functions. Prior to joining Raystream, she was Director of Digital Signage for Petersen Hines.

T. Michael Seay, Vice President of Sales and Strategic Implementation--For the last seven years, Mr. Seay has served as the COO of Ramshead Ventures Ltd., a company that focuses on the development, capitalization and operational execution of intellectual property. His expertise in marketing and business development provides Seay with experience in analyzing and coordinating the sales process. Through these varied endeavors, Seay has developed an extensive network of contacts in most markets.

The Company has expanded upper management in order to execute our business plan.  On October 25, 2011, Raystream Inc. (the “Company”) appointed four new Business Development Managers to serve business customers throughout North America.  The new Managers are Joel Breen, Chad Munce, Laszio Spitzer and John Townsend.

Joel Breen has more than 16 years of experience in digital/new media and emerging technologies, primarily in marketing strategy and business development.  From March 2011 to October 2011 Mr. Breen worked as an independent consultant.  From October 2009 to March 2011, Mr. Breen worked at Animetrics Inc. as a VP Digital/Mobile Marketing & Partner Development.  From April 2009 to October 2009, Mr. Breen consulted independently.  From October 2007 to April 2009, Mr. Breen worked at Sokolove Law as a Senior Vice President, Digital Media and from November 2004 to September 2007, Mr. Breen worked at Pinehurst Group as a Principal.

5

Chad Munce brings vast experience in technology, marketing, and business development to the Company.  From October 2010 to October 2011, Mr. Munce worked at Photo Marketing Association International as a Group Executive, New Market Development.  From March 2005 to October 2010, Mr. Munce worked at Photo Marketing Association International as a Group Executive, Digital Imaging Markets.

Laszlo Spitzer has a two-decade track record for delivering multi-million-dollar new business growth by developing marketing and sales channels.  From April 2007 to September 2011, Mr. Spitzer worked at Qintar Technologies, Inc. as an OEM Sales & Business Development Manager.  From January 2004 to April 2007, Mr. Spitzer worked at Panoram Technologies, Inc. as a Director of Government & Commercial Sales & Business Development.

John Townsend brings more than 12 years of technology sales experience to the Company.  From July 2010 to August 2011, Mr. Townsend worked at DSG Fleet Solutions as a Director of Sales.  From February 2008 to September 2010, Mr. Townsend worked at Homewatch CareGivers as an Owner.  From April 2005 to July 2009, Mr. Townsend worked at ProLink Solutions as a Regional Sales Executive Business Development, Marketing & Sales Specialist.

There are no family relationship between Messrs. Breen, Munce, Spitzer and Townsend and any of our officers or directors.  Messrs. Breen, Munce, Spitzer and Townsend have not held any other directorships in a company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

We have no lines of credit or other bank financing arrangements.  In connection with our business plan,  management  anticipates  additional  increases  in  operating  expenses  and  capital expenditures relating  to:  (i) developmental expenses associated with a start-up business; and (ii) marketing expenses.  We intend to finance these expenses with further issuances of equity and debt securities.   Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

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

The Company has entered into a marketing agreement in France and two strategic alliances in the United States which we view as initial steps for generating revenue.

Competition

There are standard compression technologies in the marketplace, but Raystream is the first company to deliver HD compression technology.  There are two arenas in which the Company competes:  1) compression technology, and 2) live streaming. No other company today specializes in HD compression technology.  There are a number of compression tools available in the marketplace that compress standard video, but these compression tools are not able to negate the loss of video quality and clarity.  The Company’s HD compression technology maintains the quality and clarity of HD video streaming.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2011.  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

6

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 19, 2011 the Company issued 20,000,000 shares of common stock to acquire 100% of Raystream GmbH.  On September 19, 2011 the Company issued 5,000,000 share of stock to Unlimited Trade, Inc. to retire $2,000,000 of debentures plus accrued interest.

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

Raystream, Inc.

Dated: December 15, 2011	By: /s/ Brian Petersen
Brian Petersen
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

7