Form 10-Q/A
period 2011-10-31
Raystream Inc.
filed 2011-12-19
CIK 1489744

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

RAYSTREAM INC.

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

Raystream, Inc.

Dated: December 19, 2011	By: /s/ Brian Petersen
Brian Petersen
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

7