Form 10-Q
period 2012-01-31
Raystream Inc.
filed 2012-03-16
CIK 1489744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 16, 2012 the registrant had 49,975,000 shares of common stock outstanding.

RAYSTREAM INC.

2

FINANCIAL STATEMENTS

Raystream Inc.

(a development stage company)

January 31, 2012

Index

Balance Sheets (Unaudited)

F-1

Statements of Operations (Unaudited)

F-2

Statements of Cash Flows (Unaudited)

F-3

Notes to the Unaudited Financial Statements

F-4

3

Raystream, Inc.
(a development stage company)
Balance Sheets

	January 31, 2012	April 30, 2011
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$ 253,458	$ 45
Prepaid expenses	147,032	8,333
Total current assets	400,490	8,378

Fixed assets, net	160,943	-
Goodwill	8,081,180	-
Other assets	3,872	-

TOTAL ASSETS	$ 8,646,485	$ 8,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Advances	$ -	$ 8,646
Accounts payable	19,949	200
Accrued expenses	69,200	-
Auto loan payable--short-term	8,564	-
Total current liabilities	97,713	8,846

Auto loan payable--long-term	36,938	-

Total liabilities	134,651	8,846

Common Stock--($.001 par, 200,000,000 shares authorized,
49,975,000 shares issued and outstanding)	49,975	24,975
Paid-in Capital	9,991,035	(1,225)
Comprehensive Income	3,754	-
Deficit Accumulated during development stage	(1,532,930)	(24,218)
Stockholders' equity (deficit)	8,511,834	(468)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 8,646,485	$ 8,378

The accompanying notes are an integral part of these financial statements.

RAYSTREAM, INC.
(a development stage company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Period of	Period of	Period of	Period of	From
	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	(December 8, 2009)
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011	to January 31, 2012

Revenue	$ -	$ -	$ -	$ -	$ 200
Expenses:
Payroll and payroll taxes	347,461	-	574,991	-	599,409
General and administrative	445,322	4,136	602,852	5,684	602,852
Professional fees	88,455	-	250,812	-	250,812
Premises	14,544	-	25,860	-	25,860
Marketing	32,969	-	39,743	-	39,743
Total Expenses	928,751	4,136	1,494,258	5,684	1,518,676

Net Operating Loss	(928,751)	(4,136)	(1,494,258)	(5,684)	(1,518,476)

Other Income (Expense):
Gain on debt forgiveness	-	-	8,646	-	8,646
Interest	(4,722)	-	(23,100)	-	(23,100)
Net loss	$ (933,473)	$ (4,136)	$ (1,508,712)	$ (5,684)	$ (1,532,930)

Comprehensive income
Foreign currency translation adjustment	$ (2,417)		$ 3,754		$ 3,754
Total comprehensive income	$ (2,417)		$ 3,754		$ 3,754

Loss per common share--basic	$ (0.02)		$ (0.02)

Weighted average number of common
shares outstanding--basic	49,975,000		91,515,000

The accompanying notes are an integral part of these financial statements.

RAYSTREAM, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Period of	Period of	From
	Nine Months	Nine Months	Inception
	Ended	Ended	(December 8, 2009)
	January 31, 2012	January 31, 2011	to January 31, 2012

OPERATING ACTIVITIES
Net loss	$ (1,508,712)	$ (1,548)	$ (1,532,930)
Items not involving cash :
Gain on forgiveness of debt	(8,646)	-	(8,646)
Depreciation	17,445	-	17,445
Non-cash interest expense	17,260	-	17,260
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(130,110)	-	(138,443)
Decrease in other assets	(3,872)	-	(3,872)
Increase in accounts payable	19,749	-	19,949
Increase in accruals	68,934	-	68,934
Net cash used by operating activities	(1,527,952)	(1,548)	(1,560,303)
INVESTING ACTIVITIES
Purchase of fixed assets	(143,498)	-	(143,498)
Purchase of subsidiary--net cash impact	(74,894)	-	(74,894)
Net cash used by investing activities	(218,392)	-	(218,392)
FINANCING ACTIVITIES
Advances	-	1,500	8,646
Proceeds from sale of common stock	-	-	23,750
Automobile loan repayments	(3,997)	-	(3,997)
Proceeds from sale of debenture	2,000,000	-	2,000,000
Net cash provided by financing activities	1,996,003	1,500	2,028,399

Effect of exchange rate changes in cash	3,754	-	3,754

Net change in cash	253,413	(48)	253,458
Cash at the beginning of the period	45	430	-

Cash at the end of the period	$ 253,458	$ 382	$ 253,458

Supplemetary non cash information

Shares issued under acquisition of GMBH	$ 8,000,000	$ -	$ 8,000,000

Shares issued in settlement of convertible debt and interest	$ 2,017,260	$ -	$ 2,017,260

Purchase of car under financing arrangement	$ 49,499	$ -	$ 49,499

The accompanying notes are an integral part of these financial statements.

Raystream Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

January 31, 2012

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

General Background

Raystream, Inc., a Nevada corporation (sometimes referred to herein as “we”, “us”, “our”, “Company” and the “Registrant”) was incorporated in Nevada on December 8, 2009 as Interdom Corp.  From inception to June 2011 the Company was in the business of real estate consulting and evaluation.  On June 14, 2011 the Company underwent a change of control and changed its business focus to video transmission compression.  On August 23, 2011 the Company changed its name from Interdom, Inc. to Raystream, Inc.  The Company has been developing its video transmission compression business plan and as of the date of this 10-Q has not generated any revenue since its date of incorporation.  As such the Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (ASC-915).

Change in Control

On June 14, 2011, a change in control of Interdom, Corp. ("Interdom") occurred when Igor Rumiantsev sold all of his 3,500,000 common shares in a private share purchase transaction to Unlimited Trade Inc.  Mr. Rumiantsev sold his shares for cash consideration of $200,000.  This transaction gave Unlimited Trade Inc. voting control over 83.8% of the Interdom’s outstanding and issued common stock.  After a 37:1 forward stock split, the Unlimited Trade Inc. shares totaled 129,500,000.  Unlimited Trade Inc. requested that these shares be cancelled and subsequently accepted 5,000,000 restricted shares (in accordance with rule 144) for conversion of a note payable from the Interdom.  After these transactions the Unlimited Trade Inc. voting shares were approximately 10% of the outstanding shares.

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

Raystream Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

January 31, 2012

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

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $1,532,930 as of January 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  Although the Company obtained debt financing in July (See Note 5), the ability to continue as a going concern for the next quarter is dependent upon the Company generating profitable operations and/or obtaining additional financing to meet its obligations and repay its liabilities arising from normal business operations when those come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and additional funds from operations, and either equity sales or debt proceeds.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the nine-months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the year ending April 30, 2012.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Raystream Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

January 31, 2012

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

Raystream Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

January 31, 2012

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

NOTE 4- PREPAID EXPENSES

As of January 31, 2012 the Company had a balance of $147,032 in prepaid expenses representing chiefly prepaid rent, prepaid German business taxes and prepaid transfer agent fees.

Raystream Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

January 31, 2012

NOTE 5- DEBT RELATED PARTY

On July 19, 2011 the Company received $2,000,000 from the sale of a convertible debenture in accordance with a convertible debenture purchase agreement (“Agreement”) executed on July 18, 2011.  The debenture accrues simple interest at the rate of 5% until the maturity date of July 18, 2013 and can be converted, at the holder’s option, into the Company’s common stock at a conversion rate equal to a 10% discount from the fair market value of the stock.  Per the Agreement, the fair market value is calculated as the average closing market price of the five business days preceding the conversion date, or if there has been no sales of the Company’s common stock for five days, the price shall be determined according to the price of the last trade of the Company’s common stock or, at $1.00 per share or, at a price that is mutually agreed upon by the Company and the holder.  The conversion price is subject to adjustment in certain events, such as distributions of dividends or stock splits.  As the stock was not actively traded in the market as of the date of the transaction, it did not have a determinable fair value.  Also the conversion price was not fixed.  Based on these factors, the Company concluded that there is no beneficial conversion feature associated with the note that should be recognized in the financials.  The debenture was converted on September 19, 2011 (See Note 7).NOTE 6- AUTOMOBILE LOANOn July 29, 2011 the Company entered into a loan for an automobile in the amount of $49,499.  The terms of the loan requires payments of $1,031 for 60 months.

NOTE 6- AUTOMOBILE LOAN

On July 29, 2011 the Company entered into a loan for an automobile in the amount of $49,499.  The terms of the loan requires payments of $1,031 for 60 months.

NOTE 7- STOCKHOLDERS’ EQUITY

The authorized capital of the Company is 200,000,000 common shares with a par value of $ 0.001 per share.  On April 14, 2010, the Company issued 129,500,000 shares of post-split common stock at a price of $0.001 per share for total cash proceeds of $3,500. Between November 2010 and April 2011, the Company issued 24,975,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $20,250.

On August 22, 2011 the Company received approval from FINRA to change the name of the Company to Raystream, Inc. and to affect a 37:1 forward-split of the Company’s issued and outstanding common shares.  On September 19, 2011 the Company issued 20,000,000 shares of common stock to acquire 100% of Raystream GmbH.  On September 19, 2011 the Company issued 5,000,000 share of stock to Unlimited Trade, Inc. to retire $2,000,000 of debentures plus accrued interest.  At January 31, 2012 the Company had 49,975,000 shares of post-split common stock issued and outstanding.

NOTE 8 - ADVANCES FROM RELATED PARTY

As of June 14, 2011 a former director had entered into a written forgiveness of debt agreement with the Company to forgive a total of $8,646 in related party advances.  As of January 31, 2012 there are no advances from related parties.

Raystream Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

January 31, 2012

NOTE 9 - RECLASSIFICATION: STOCK SPLIT ADJUSTMENT

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

NOTE 10 - RAYSTREAM GmbH ACQUISITION

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

The following table shows the pro forma results had the acquisition taken place on May 1, 2011.  Raystream GmbH has not had any revenue and was started in March of 2011.  There were no material expenses prior to May 1, 2011.

	Nine Months	Nine Months
	Ended	Ended
	January 31, 2012	January 31, 2011

Revenue	$0	$0
Operating Loss	(1,387,106)	(1,548)

There is no change in the operating loss amount since the Company paid and expensed all expenses of Raystream GmbH prior to the acquisition date.

FORWARD-LOOKING STATEMENTS

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

We are in the business of licensing software to compress high definition (HD) video transmissions to other businesses.  Management believes that the market for the Company’s products will include any organization that works with streaming video or that would benefit from more efficient use of bandwidth.  As online HD video and Internet-to-TV HD video usage grows, the market for our products will expand since the compression of the signals allows more efficient use of bandwidth.

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

Nine-Month Period Ended January 31, 2012 compared to the Nine-Month Period Ended January 31, 2011

Since there were no operations previous to the three months ended January 31, 2012 we have only discussed the results of operations for the nine-month period ended January 31, 2012.  We believe that there is no material information excluded by excluding the specific three-month period ended January 31, 2012 and only discussing the nine-month period ended January 31, 2012.  Our net loss for the nine-month period ended January 31, 2012 was $1,508,712 compared to a net loss of $5,684 during the nine-month period ended January 31, 2011.  During the nine-month period ended January 31, 2012, we did not generate any revenue.

During the nine-month period ended January 31, 2012, we incurred general and administrative expenses, payroll expenses and professional fees of $1,177,843 compared to $5,684 incurred during the nine-month period ended January 31, 2011.  General and administrative, payroll and professional fee expenses incurred during the nine-month period ended January 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 91,515,000 for the nine-month period ended January 31, 2012.

Liquidity and Capital Resources

Nine-Month Period Ended January 31, 2012

As at January 31, 2012, our current assets were $400,490 compared to $8,378 in current assets at April 30, 2011.  The current assets at January 31, 2012, were comprised of $253,458 in cash and $147,032 in prepaid expenses.  As at January 31, 2012, our current liabilities were $97,713.  Current liabilities were comprised of $89,149 of payables and accruals, and $8,564 which is the current portion of an automobile loan.  Long-term liabilities were $36,938 which is the long-term portion of the automobile loan.

Stockholders’ equity increased from ($468) as of April 30, 2011 to $8,511,834 as of January 31, 2012 as a result of stock issued for debt retirement and the purchase of a subsidiary.  These additions were partially offset by the operating loss incurred.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the nine-month period ended January 31, 2012, net cash used in operating activities was $1,527,952 consisting chiefly of a net loss of $1,508,712 offset to a certain extent by cash provided from the change in net current assets.  Net cash used in operating activities was $1,560,303 for the period from inception (December 8, 2009) to January 31, 2012.

Cash Flows from Investing Activities

The Company purchased fixed assets in the amount of $143,498 during the nine months ended January 31, 2012 and acquired a subsidiary that resulted in a net cash use of $74,894.  These items have been the only activity from investing activities since inception (December 8, 2009).

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt securities.  For the nine-month period ended January 31, 2012, cash provided by financing activities was $1,996,003 consisting of $2,000,000 proceeds from the sale of a debenture less debt payments of $3,997.  For the period from inception (December 8, 2009) to January 31, 2012, net cash provided by financing activities was $2,028,399.  The amount over the financing activities for the period of nine-months ended January 31, 2012 consisted of proceeds from issuance of common stock and an advance from a director.

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

Core sales and marketing management of the Company is as follows:

Brian Petersen, CEO of Raystream Inc.--Mr. Petersen was recruited from store planning and design company RGD Design to start Davaco Sourcing, an online reverse auction/sourcing company, in 2000.  In his first year, he saved clients such as Lowes, TJMaxx, Kohls, and Mary Kay over $100 million, and increased the company’s ROI to 85%.  In 2005, Petersen ran Petersen-Hines/Texas Home Theater, an audio/video business he founded in 2005.  Petersen-Hines has been serving high profile companies for over six years.

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

T. Michael Seay, Vice President of Sales and Strategic Implementation left the Company in February 2012.

The Company has expanded upper management in order to execute our business plan.  On October 25, 2011, Raystream Inc. (the “Company”) appointed four new Business Development Managers to serve business customers throughout North America.  The new Managers are Joel Breen, Chad Munce, Laszio Spitzer and John Townsend.  In the third quarter, Mr. Townsend changed from an employee of the Company to a consultant.

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

John Townsend in engaged by the Company on a consultant basis and brings more than 12 years of technology sales experience to the Company.  From July 2010 to August 2011, Mr. Townsend worked at DSG Fleet Solutions as a Director of Sales.  From February 2008 to September 2010, Mr. Townsend worked at Homewatch CareGivers as an Owner.  From April 2005 to July 2009, Mr. Townsend worked at ProLink Solutions as a Regional Sales Executive Business Development, Marketing & Sales Specialist.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012.  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than the lawsuit filed on December 21, 2011 as described below, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties.  On December 21, 2011, a lawsuit alleging breach of contract, tortious interference with prospective relations, trade secret misappropriation and civil conspiracy was filed in the 191st Judicial District Court of Dallas County, Texas against the Company; Brian Petersen, its Chief Executive Officer; Roman Rumpf, its Chief Technology Officer; and Nadia Christian, its Vice President of Marketing (among others) by SecTel, Inc., Joel Warren, and Chase Tabor (No.  DC-11-15923).  The Plaintiffs contend, among other things, that Mr. Petersen (and potentially Ms. Christian) executed a “Nondisclosure, Noncircumvent, and Noncompete Agreement” with Plaintiff SecTel, Inc. prior to the formation of the Company, and subsequently breached that agreement by obtaining and using SecTel’s trade secrets and business model to benefit the Company.  Plaintiffs seek to recover an unspecified amount of damages, including interest, costs, and any other equitable relief that the Court may deem proper.  The Company, Mr. Petersen, and Ms. Christian have retained litigation counsel and intend to vigorously defend against these claims; however, it is not possible at this time to predict whether the Company will incur any liability, or to estimate the damages or the range of damages, if any, that the Company might incur in connection with this matter.

Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

SIGNATURES

Inaccordancewiththerequirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Raystream Inc.

Dated: March 16, 2011	By: /s/ Brian Petersen
Brian Petersen
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

