Form 10-K
period 2012-04-30
Raystream Inc.
filed 2012-08-03
CIK 1489744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-167084

RAYSTREAM INC.

 (Exact name of Registrant as specified in its charter)

Nevada	7374	27-2310076
(state or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code)	(I.R.S. Employer I.D. No.)

2101 Midway Road, Suite 140

Carrollton, Texas 75006

Telephone: (972) 980-7206

(Address and telephone number of Registrant’s principal executive offices)

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

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of October 31, 2011: $55,194,750.00 (Non-affiliate holdings of 24,975,000 common shares, closing price of $2.21).

                                                                              As of August 1, 2012, the registrant had 49,975,000 shares of common stock issued and outstanding.

2

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Matters discussed in this prospectus and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, of our annual growth, operating results, future earnings, plans and objectives, contain forward-looking statements. In some cases, you can identify such forward-looking statements by words such as “estimate,” “project,” “intend,” “forecast,” “future,” “anticipate,” “plan,” “anticipates,” “target,” “planning,” “positioned,” “continue,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or the negative of such terms and other comparable terminology that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” beginning on page 9 and elsewhere in this prospectus and in our other public filings with the Securities and Exchange Commission (the “SEC”). It is routine for internal projections and expectations to change as the year or each quarter of the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this prospectus or other periodic reports are made only as of the date made and may change. We do not undertake any obligation to update or publicly release the result of any revision to these forward-looking statements to reflect events or circumstances occurring after the date they are made or to reflect the occurrence of unanticipated events.

3

PART I

ITEM 1.  Industry and Business

General

Raystream Inc. (“Raystream”, “us”, “we” or the “Company”) was incorporated in the State of Nevada on December 8, 2009 under the name Interdom, Corp. On August 22, 2011, we changed our name to Raystream Inc. Our executive offices are located at 2101 Midway Road, Suite 140, Carrollton, Texas 75006. Our common stock currently trades under the ticker symbol RAYS.

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

The Industry

As is demonstrated by the following table, online (Internet) video usage is expected to be the fastest growing market sub segment on the Internet in the next few years and currently it is still in the emerging stage of its marketing lifecycle.

INTERNET TRAFFIC BY SUB SEGMENT (petabytes per month)

Sub Segment	2009	2010	2011	2012	2013	2014	Compound Growth

File Sharing	4,091	5,075	6,197	7,492	9,125	11,340	23%
Internet Video	2,778	4,725	7,718	11,026	14,838	19,468	48%
Internet Video to Tv	107	263	711	1,502	2,686	4,075	107%
Web/Data	1,688	2,273	3,006	3,930	4,933	6,134	29%
Video Calling	83	128	199	284	407	599	48%
Online Gaming	63	86	120	167	226	307	37%
VoIP	122	134	141	144	145	146	4%
Source Cisco VNI, 2010
Online video cuts across almost every horizontal and vertical market. Fierce competition will occur in an effort to capture viewers. New applications with new business models will rapidly displace older, less attractive, or failed solutions.

Enablers of online video, such as compression and encoding/transcoding platforms, online video platforms, and video distribution will most likely experience less competitive pressures since their market is not limited by any single horizontal or vertical application (much like Cisco’s positioning during the early years of the Internet).

Increasing video demand and sheer volume of videos will place a premium on storage and distribution costs. The need to increase distribution capacity will require significant capital expenditures. Increasing the reach of distributed videos (e.g. distributing HD video over commercial Internet connections) will provide a competitive advantage over less capable content distribution networks. The Raystream encoding and transcoding platforms address each of these future trends by decreasing the size of the video as natural result of its robust service, which lowers distribution bandwidth requirements, enabling HD video to be distributed over normal Internet connections.

Not only will the market grow from increased applications of video by existing Internet users, but continuing increases in Internet usage will also impact the market.  The following table summarizes worldwide Internet usage:

Region	Population (2010 est.)	Internet Users (est.)	Users as a % of Population

Africa	1,013,779,050	110,931,700	10.9%
Asia	3,834,792,852	825,094,396	21.5%
Europe	813,319,511	475,069,448	58.4%
Middle East	212,336,924	63,240,946	29.8%
North America	344,124,450	266,224,500	77.4%
Latin American/Caribbean	592,556,972	204,689,836	34.5%
Ocenia/Australia	34,700,201	21,263,990	61.3%

Totals

Source: www .internetworldstats. com. Copyright 2000-2010, Miniwatts Marketing Group

With only 28.7% of the world’s population having been penetrated, there are few restrictions that will impact continued growth over the next decade.  Nonetheless, the following market drivers and inhibitors listed in order of impact will determine just how much future growth will be realized.

Online Video Market Drivers:

·

Internet usage as a percent of population

·

Social Sites usage as a percent of Internet and mobile users

·

Online advertising expenditures

·

Internet and Mobile Infrastructure speed (MB/sec)

·

The reach of High definition video content to Internet and mobile users

·

Consumer online/mobile expenditures

·

Portability (compatibility) across platforms (PC, TV, Smart Phone, etc.)

·

Application convergence on user platforms

The number of business and individual Internet users is the most influential market driver since users are the end-point of all Internet applications.  Social Sites continue to be a significant driver for online video but its influence may decline over the next five years due to possible saturation of subscribers as seen recently with the decline of growth on Facebook.  Advertisers and Marketing Agencies have a direct impact on video usage now that more than 50% of all advertisers use video.  Since advertising expenditures are expected to increase significantly, the demand for video encoding, transcoding and distribution will also increase.  HD and 3D content is both a driver and an inhibitor to online video growth.  As existing content becomes available (copyrights and royalty rights permitting) and as new content is created, distribution on the Internet will also increase.  To the extent HD and 3D content is not produced, it becomes an inhibitor to growth, particularly the lack of long format video. The remaining three drivers, consumer expenditures, platform/screen portability, and platform application convergence are inextricably related market drivers.

Online Video Market Inhibitors:

·

Limited connection speeds for Internet backbone, Internet access and Mobile Infrastructures

·

Stagnant  bandwidth per minute of video

·

Availability of HD and 3D content sourcing

·

Video copyright terms and conditions, bundling and unbundling

·

Illegal downloads; other fraudulent concerns

·

Limited advancement of conversion and streaming technologies

·

Multiple monetizing Business Models (Ownership vs. Pay-Per-View vs. Subscription, etc.)

The online video industry is still evolving.  With regard to online video growth, the Internet speed (both backbone and user connectivity) are heavy inhibitors. Without massive investments into infrastructure and networking (e.g. Verizon FIOS), higher speeds are unlikely to become the “norm” for most users and little progress has been made on compression and streaming technologies for high resolution videos. Cisco’s forecasts did take into consideration the Internet’s average connection speed as a video growth factor; however, expected improvements are almost negligible over the next five years. Cisco did not consider any compression improvements in its forecasting. (Raystream is the industry exception.)

4

Raystream’s Market

Any company creating, capturing, distributing and/or delivering video for any application is a potential customer for Raystream encoding and transcoding services. Horizontal markets can best be defined by primary video function such as content creation, management, delivery, and streaming.

The two prime Raystream horizontal markets are Content Delivery and Streaming Delivery which are heavily dependent on, and therefore can benefit the most from, the advantages of Raystream’s service platforms.

Most vertical markets utilize all of the above cited horizontal video functions albeit at different levels of deployment. Raystream’s prime vertical markets, and companies within those vertical markets, were identified based on the heavy use of video functions that 1) maximize the deliverable benefits of Raystream’s three conversion platforms and 2) maximize the client’s justifiable ROI.

The top ten Vertical markets selected as prime Raystream targets based on maximizing a client’s justifiable ROI using Raystream’s services, are Education, Healthcare, Financial services, Advertising, Energy, IT Services, Government, Telecommunications, Surveillance/Security and Manufacturing.

Overview of Raystream

Raystream, Inc. is an encoding and transcoding service and technology company, headquartered in Carrollton, Texas just north of downtown Dallas.

Video compression is the process of using modern coding techniques to reduce redundancy in video data for conversion into a digital data stream for transmission over the Internet, satellite, cable or wireless networks.  We have developed and provide advanced video compression service platforms that facilitate and accelerate encoding and transcoding of virtually all Standard Definition (SD) and High Definition (HD) video (240p, 480p, 720p and 1080p), simplifying media conversion for multi-format, multi-device video workflow environments incorporating our Trade Secret optimization techniques.

Our platforms typically generate benefits of streamlined video content management, decreased storage and bandwidth requirements, accelerated computational intensive image processing and enhanced content distribution and delivery over standard Cable and DSL Internet connections and into bandwidth limited markets.

Compression ratios of raw HD content typically achieved using our platforms can exceed 90%, dramatically reducing both the file size and bandwidth requirement of online video delivery.  This enables HD quality content delivery over widely available commercial “last mile” connections but also allows HD video to be distributed and stored at a significant cost savings.

In the summer of 2012 we will release Raystream version 1.0, which is currently being deployed in strategic major account sites and labs on selected platforms in a proof of concept evaluation model.  With this latest release we will be positioned to begin executing our strategic and tactical sales and marketing initiatives and bringing our existing evaluation and development partners to final contract stage.

We have already begun, and will continue to make sales presentations and respond to requests for proposals at large telecoms, cable companies, broadcasting companies, advertising companies, universities, healthcare companies and content generation, distribution and delivery companies and more as identified in our improved sales and marketing plans.

Raystream Employees

As of July 1, 2012, we employed a total of 11 people, including 4 in research and development, 2 in sales, 1 in operations, 1 in marketing and 3 in a general and administrative capacity.  All employees are located at our headquarters location in Carrollton, Texas.  We also employ a number of consultants on a contract basis including 2 full-time engineers and 2 part-time sales consultants.

We have not experienced any work stoppages, and we consider our relations with our employees to be good.  Our future success will depend, in part, upon our ability to attract and retain qualified personnel. Competition for qualified personnel in the video processing industry remains strong, particularly for highly qualified technical personnel, and we cannot assure you that we will be successful in retaining our key employees or that we will be able to attract the key employees or highly qualified technical personnel we may require in the future.

Raystream Technology

In today’s multi-format, multi-device video workflow environments, all video being distributed and delivered via the Internet, satellite, cable and mobile networks must be encoded or transcoded (compressed) into a smaller derivative digital stream form using one of a great number of different codecs.  MPEG-2, MPEG-4, VP8, WMV and X264 are some of the most commonly used codecs in the market today.  As new codecs are developed that have improved functionality and performance over existing market standards, all video content processed with older formats must be updated to capitalize on the benefits the new codec(s) delivers.

Fortunately, our technology is universally codec tolerant, meaning that we have the ability to accept and assimilate any existing and forthcoming codecs into our application library and service platforms, significantly improving the client experience and eliminating the risk of obsolescence.  Once integrated, we customize and optimize how the codec performs and functions using specialized coding techniques and improve its output results further with multiple advanced pre and post processing algorithmic functions.

We believe our system represents a disruptive innovation not only in our platform’s robust encoding and transcoding capabilities, but also in our custom Graphic Processing Unit  ("GPU") coding acceleration technology.  While there are competitors currently offering similar performance enhancements with GPU integration, based on our live lab tests we can out-perform their results by a minimum of a factor, opening up the opportunity for Raystream to become the industry’s GPU coding standard, not only for Cloud-based initiatives, but also for onsite hardware implementations of our solutions.

Our GPU enhanced platforms dynamically port compute-intensive tasks for massively parallel processing enabling the simultaneous input of multiple video streams and the subsequent output of even more high quality transcoded derivatives delivering the best image quality in the least amount of time.

The Raystream version 1.0 release empowers our platforms to deliver an intuitive, browser based experience to our customers giving them the ability not only to encode raw HD content, but also transcode those same files or digital streams into multiple alternate formats facilitating content delivery to a multitude of internet connected devices, including PCs, Laptops, Macs, iPhone, iPad, PS3, Xbox, Android devices and other smart phones and DLNA devices (Smart TVs).

In addition to its standard transcoding resources, Version 1.0 is also highly proficient in generating high quality segmented manifest files for video streaming via Apple HTTP Live Streaming (HLS), Microsoft Smooth Streaming, Adobe HTTP Dynamic Streaming and even MPEG-DASH.

Another important distinction that differentiates our system from others in the marketplace is that it can be updated and improved without necessitating a change or upgrade in hardware or physical delivery and manual installation of those updates or improvements.  Raystream clients enjoy the peace of mind knowing that the respective Raystream platforms they have deployed in their video workflow environments are always on the cutting-edge of encoding and transcoding technology.

Having a software based video compression system means that new changes in technology, encoding algorithms or GPU code integration can be “pushed” simultaneously to all Raystream internet connected  deployed platforms across the globe with no requirement of manual or custom installation.  We believe this is a competitive advantage for us as the lion share of our competitors incorporate OS environments that demand physical delivery and manual installation of updates.  Under typical circumstances, by the time an update reaches a client for installation it’s already a generation behind.  Hence the market advantage Raystream’s Real-Time Update capabilities deliver.

5

RaystreamCLOUD

Our RaystreamCLOUD service platform combines the scalability, elasticity and flexibility of the cloud with best-in-class video encoding and transcoding technology over the Internet.  No on-site hardware is required.  Video is uploaded to our cloud infrastructure, processed and then made available for download or syndication to CDN for ultimate delivery to any device.  Using the Raystream browser-based Analytics UI, the user can define the output format(s), desired encoding settings (video/audio codec, bitrate, resolution, adaptive formats, (etc.), track batch queues, and analyze results.  Our service is designed to facilitate the integration of Raystream powered cloud resources within existing video workflow environments to expand and enhance transcoding capacity across a variety of implementation scenarios. This proficiency enables premium content providers and aggregators to enhance multi-device video offerings and expand viewing audiences while increasing revenues and greatly reduce capital expenses.  Fast, scalable and reliable, RaystreamCLOUD gives our customers the ability to easily adapt to rapidly evolving and expanding video marketplace.

Our cloud platform services are available on-demand with or without a subscription. Without a subscription, users are charged by the on-demand minute of processed output video under a “Pay-As-You-Go” model. Subscriptions are available for discounted volumes stepped at 10,000, 25,000, and 100,000 processed video minutes per month at respectively discounted flat rates. Higher volume subscriptions (>100,000 minutes per month), referred to as Enterprise Class Solutions, are available on a Request-for-Quote basis.

RaystreamSERVER

The RaystreamSERVER service platform is custom-configured for each installation to integrate our file-based video processing system seamlessly within a client’s existing video workflow environment.  RaystreamSERVER provides dedicated hardware and software resources for fast, high-quality video transcoding for multi-screen video applications and high performance batch encoding of mass content compression projects.  Single or multiple output formats can be simultaneously processed in a single pass by harnessing the power of the latest parallel processing GPU architectures, offering greater density and throughput than competing solutions.  Media libraries can be reduced by as much as 60% saving storage costs, increasing storage capacity, or a balance of both gains.

Our system delivers up to 10x faster than real-time, synchronized, high quality conversion of multiple HD and SD video streams enabling delivery of that content to a collection of devices including PCs, laptops, tablets, smart phones and TVs.  RaystreamSERVER multiplies and accelerates delivery of video content to more devices and compression via GPU parallel processing for targeted delivery to game consoles, set-top boxes, Apple iPhone and iPad, Android devices and Flash and Silverlight players.

The On-site platform includes an intuitive, browser-based Analytics UI Dashboard for quick and simple integration into existing workflows, interfaced to the Raystream video processing hardware to control batch queues, file operations, monitor traffic and track compression results.  Further scaling, without limit, can be accomplished by standard rack mounting clusters of multiple RaystreamSERVER units in a shared environment which automatically distributes encoding/transcoding tasks.

RaystreamLIVE

Our RaystreamLIVE service platform is a multi-channel video processing system for live video stream encoding of VOD or live content.  It is designed to reliably and continuously encode and process audio and video content in a live, real-time environment.  RaystreamLIVE can perform real-time encoding of up to 15 simultaneous channels of Standard Definition content or 8 channels of High Definition content maintaining video/audio synchronization and allows for the creation of multiple adaptive streaming or other outputs equal to the input resolution.  Similar to the RaystreamSERVER, RaystreamLIVE can be scaled using rack mounted clusters of the servers as well.

Coupling the benefits of massively parallel hardware with the flexibility of intelligent code enables the delivery of unmatched price/performance for video processing.  With extraordinary compression, RaystreamLIVE executes simultaneous, on-the-fly processing and encoding of multiple outputs, delivering the high-quality, high-efficiency performance required in order to stream live video to any device.  An intuitive web-based user interface simplifies workflows and provides one-click access to popular content delivery networks for syndication.  A single RaystreamLIVE system can perform the work of mulitple CPU-only encoders, eliminating configuration complexity, optimizing multi-screen video delivery and reducing total cost of ownership.

Platform Features

Our core technology is ideal for transforming HD content into small high-quality packages for cloud-based initiatives and distribution, file-based production workflows, and feeding multiple live video streams to content distribution networks.  In addition to a wealth of supported input and output formats, our system’s features include an intuitive user interface with customized profiles, live and batch encoding and transcoding, forensic watermarking, file archiving, and video processing of SDI and Composite inputs including de-interlacing, entropic filtering, cropping and scaling, dithering and gamma correction, among others.

Raystream Benefits

With Raystream processed video, publishers, distributors, and broadcasters can choose how to realize savings through cost of ownership, cost reduction, cost avoidance, increased reach, increased capacity, or any combination of these benefits to optimize their business model.  Clients who pay third parties for storage and content delivery will realize an immediate cost reduction for those services.  Clients that have expended capital for storage and delivery can avoid additional capital expenditures while increasing their service capacity.  Others may be able to utilize their increased capacity immediately without capital expenditures to increase revenues and profits.

We will continue to further develop, refine and enhance our technology which will give us the ability to expand our market reach and penetration into a variety of different applications across all meaningful verticals.  Commercialization and future applications and improvements of the Raystream technology are expected to require additional development capital, estimated to be approximately $1.5 million annually.  This estimate may increase or decrease depending on specific opportunities and available funding.

Raystream’s Sales and Marketing

Sales Strategy

In today’s environment, encoding and transcoding purchase decisions are made based upon the technology’s effectiveness, ease of use and purchase price or one-time licensing fee.  Competitive bids are compared on encoding capabilities and performance.  Since competitive compression efficiencies are almost identical from product to product, storage and delivery costs are not major factors in the final purchasing decision.

Our sales strategy is to compete against the client’s existing Costs-of-Ownership, and not the one-time costs of acquiring a compression technology.  Our pricing is value-based rather than the competition’s cost-plus pricing.  We will compete by justifying purchase decisions based on the client’s future Return–on-Investment versus the client’s continued Costs-of-Ownership.  Due to our platform efficiencies, client purchasing decisions can no longer ignore the recurring costs of storage and distribution.

Although our SERVER and LIVE service platforms incur monthly fees, dominant platform capabilities, coupled with storage and delivery savings generated reduce bandwidth requirements which exceed competitive Costs-of-Ownership.  Our pricing strategy is to “share” future net savings derived from our encoding and transcoding platforms with the client.   Although we do not intend to enter into performance-based contracts, our platform pricing was set significantly below the projected savings derived from our solutions.

To demonstrate the performance of our platforms, we will offer potential clients a 30-day, on-site “Proof-of-Concept” (POC) trial period.  During the POC, data will be captured and used to determine the client’s breakeven volume and Return-On-Investment. The ROI will then be compared to the client’s existing compression platform(s) recurring Costs-of-Ownership.

We have developed automated financial analysis tools that accept a client’s existing conversion capabilities, storage costs, distribution costs, video volumes, and other cost factors and then calculate the client’s Costs-of-Ownership.  The financial model also accepts data from the POC and calculates the Raystream Return-on-Investment. The client’s current Cost-of-Ownership is then compared to our Return-on-Investment resulting in a highly justifiable purchase decision based on real data from the client’s existing system’s performance with, and without, Raystream conversions.
6

Sales Channels

We continuously develop marketing, delivery, and selling partners. Marketing partners, such as telemarketers, consultants, and companies with compatible products, help us develop market awareness and sales leads.  Delivery partners include system integrators, consultants, original equipment manufacturers and outsourcing firms.  Selling partners include independent representatives, consultants, distributors, and joint venture partners.  Both delivery and selling partners are used in our Sales Channels.

Direct Sales: We maintain and manage an in-house sales force consisting of full-time employees compensated on salary, commissions, and incentive/bonus plans. Sales personnel are based in headquarters, major U.S. urban areas and internationally.

Independent Sales:  Independent sales personnel are agents, representatives, consultants and other sales personnel that are not dedicated full-time to Raystream.  Although not managed by us, Independents work closely with Direct Sales and our management throughout the Sales Process.  We use Independents to cover geographic areas where Direct Sales does not maintain a presence.

Distributor Sales:  Distributors typically are independent organizations that employ multiple sales and service personnel to fulfill their client’s (e.g. Raystream) sales and post-sales service requirements within a specific geographic area.  Distributors provide “shared” sales representation, local service, and management resources which would otherwise be uneconomical for their clients.  Distributors and our Direct Sales work together through the Sales Process.  Distributors also provide post-sales SLA and account management.

Government Sales:  Government sales concentrate on federal, state, and local government agencies. Many sales opportunities exist with prime contractors that manage program implementations funded by government agencies.  Although government sales leads may originate from any other sales channel, Direct Sales is responsible for managing all government accounts through the Sales Process.

Value Added Resellers:  VARs, such as system integrators, typically provide added value by combining multiple products into a “Total Turnkey Solution”.   Our platforms, combined with media library, video capture, and distribution network equipment that it normally interfaces with can provide VAR systems with a significant improved performance and customer ROI.  Direct Sales is responsible for all VAR sales agreements.  Distributors may also be used for post-sale services to VAR accounts.

OEM Sales:  Original Equipment Manufacturers, particularly those providing added value and total solutions, sell other company’s products under their own label by licensing “white label” rights for products sourced by the owner or by obtaining full manufacturing and labeling rights for their own internal sourcing.  Initially, we will seek to source OEM private labeling agreements and possibly convert to licensing manufacturing rights if the OEM arrangement proves successful.  Direct Sales is responsible for all OEM contracts.

Online Sales:  Online sales focus on acquiring Cloud Platform users, upgrading them to SERVER and LIVE Platforms and, consequently increasing brand awareness.  Online sales result primarily from lead generation campaigns and therefore Marketing has the prime responsibility for online sales with support from Direct Sales.

Marketing Strategy

Marketing’s prime responsibility is to generate sales leads in sufficient quantity to fill the sales pipeline and meet or exceed revenue projections.  Marketing’s strategy to fulfill this “Key-to-Success” is to generate leads from our Targeted Vertical Markets - markets which were identified by matching our solution benefits against each vertical market’s perceived needs.  Healthcare, for example, has risk management and external compliance (e.g. HIPPA) requirements where live video, through massive video capture of training, patient interviews, medical procedures, and the monitoring of other internal processes, can have a significant impact.  Video records can prove (or disprove) that correct procedures have been followed to meet compliance requirements as well as establish a record for identifying where improvements are needed.

Marketing will provide sales with industry intelligence, analysis, and sales collateral for each Targeted Vertical Market.  Upon penetration into a vertical market, marketing’s strategy is to leverage successful case studies into industry-wide brand recognition of Raystream as the premier industry expert.  In certain large account developments, marketing may support sales at an account-by-account basis.

A unique aspect of our marketing strategy is that we can leverage our own product to increase the effectiveness of its marketing campaigns.  HD video will be used wherever possible in marketing campaigns’, significantly enhancing the classic marketing playbook.  For example, an embedded or linked full HD short video clip can transform a run-of-the mill e-Mail into a dynamic and engaging reader experience that also demonstrates the quality playback of our HD video processing.  Videos are also an important component of social networking and viral marketing.  Our social marketing will not only employ video, but HD video.

Marketing’s fulfillment strategy is to utilize economical, out-sourced Information Technology as much as possible.  The aggregator of all lead development is our Customer Relationship Management system (CRM) which also acts at the “funnel” of marketing leads into sales.  Sales will assign CRM leads to the appropriate sales channel personnel to be qualified through phone calls, sales calls, and webinars then converted to account “targets”.  The same CRM system will be used to track Targets through the Sales Process.

Third party resources such as HubSpot and Radian6 will be used for inbound marketing, social media monitoring and engagement, search engine optimization, lead generation, lead management, lead nurturing, online campaigns and marketing analytics.  HubSpot integrates landing page creation, campaign creation, campaign management, analytics, and search engine optimization into a bi-directional synchronization with our CRM system.  Radian6 is a social media monitoring and engagement system that aggregates large volumes of social networking activities based on specific long tail target keywords and phrases into a single interface for live responses.  Radian6 can be integrated with Microsoft Dynamics CRM enabling direct download of Radian6 generated “social” leads.

Marketing continuously seeks partners for lead generation and lead sharing on both a campaign and permanent, ongoing level of involvement.  Companies with compatible products (other full-solution system components), consulting firms, compatible product distributors, and shared telemarketing joint marketing programs are examples of potential marketing partners.

Marketing Programs

Our marketing programs emphasize online resources for marketing presence, research, campaign placement, analytics, and management.  Offline brand recognition, direct mail, TV/Radio/Newspaper media, and publishing campaigns are de-emphasized, if ever used.  Third party marketing platforms, such as HubSpot (online lead generation platform) and Radian6 (enterprise social marketing platform), are utilized to centralize tracking, analytics and management.  Non-Platform campaigns and marketing programs are designed to drive traffic to our website where visitors are picked up by the integrated platforms.  By applying landing pages, content management, site testing, visitor tracking, e-Mail follow-up, and lead “nurturing”, website traffic is converted into leads for marketing to pre-qualify.

Platform Search Engine Optimization (SEO):  The HubSpot SEO tool allows us to analyze keywords, increase ranking and calculate search ROI.  This tool will improve search rankings and allow us to be found by prospects and quality leads.

Search Engine Marketing (SEM):  We use SEM tools like Google’s Adwords and AdSense (and Bing/Yahoo and other equivalent SEMs) to drive additional traffic to our website to be added to our platform lead generation system.  SEM advertising may also be used from time to time to attract targeted visitors of specific campaigns to our website for platform lead generation.

Platform Social Media Marketing (SMM):  Radian6 is used to centralize our SMM monitoring, active social networking (blogs, posts, responses, tweets, etc.), social campaigns and viral marketing. Our SEM marketing programs are also used to drive additional traffic into the social networking platform.

Platform E-Mail:  Both HubSpot and Radian6 support multi-media, rich text email campaigns and, in our case, HD video to enhance recipient engagement.  Mailing lists are compiled from website and HubSpot and Radian6 platform traffic and can be sorted by keyword, location, and other filters for specific marketing campaigns.  CRM leads that are not on platform email lists can be added for inclusion on distribution.

Online Advertising:  Online advertising (i.e. website placements, banners, etc.) are used only for special promotions, establishing a marketing partner website presence (with partner ads on our website), and joint marketing programs.  General online advertising is not a Raystream marketing program.

Website Resource Archive:  Our website is our prime online publishing site for marketing resources including whitepapers, newsletters, brochures, press releases, case studies, announcements, and marketing partner collateral.

Platform Press Releases:  In addition to being published on our website, press releases are disseminated using one or more online media distribution platforms.  Platforms such as BusinessWireSupport multi-media online and offline news media distributions to more than 150 syndications as well as Social Media streams like Facebook and Twitter, and Search Engine SEO title editing.  Multiple platforms are used to cover the remaining 243,000 media contacts and 112,000 bloggers.

Trade Shows:  We will attend between three to five business trade shows each year both as an attendee and as a participant (speaker, paper presentations, and/or booth exhibitor).  Trade shows have consistently proven to be one of the most effective venues for 1) new product and service announcements, 2) collateral distribution, 3) industry awareness, and 4) new client contacts, particularly for larger accounts.

Research and Development

We have devoted a significant amount of our resources to research and development and technological advancement.    Our research and development activities are conducted primarily in the United States at our Carrollton, Texas headquarters facility.

Our research and development program is primarily focused on developing and adding new features and improved functionalities to our existing product platforms.  Our development strategy is to identify features, functionalities, processes and systems, in both software and hardware solutions, that are, or are expected to be needed or desired by our customers. Our current research and development efforts are focused exclusively on video processing solutions, including enhanced video compression and multi-device, multi-screen solutions.  We also devote significant resources to production and playout and enhanced cloud-based initiative solutions specifically for video processing.

Our success in designing, developing, manufacturing and selling new or enhanced products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance, effective manufacturing and assembly processes and sales and marketing. Because of the complexity inherent in such research and development efforts, we cannot guarantee that we will successfully develop new products, or that new products developed by us will succeed in realizing market acceptance. Our failure to successfully develop and introduce new products would materially and adversely affect our business, operating results, financial condition and cash flows.

Intellectual Property Protection

Our intellectual property (IP) protection strategy is vitally important because much of our future success and market value heavily depend on the Raystream technology and its advancements.  Currently our IP is protected and maintained as a documented Trade Secret and additional patent protection will be sought, redacted sufficiently to support submitted claims, preventing anyone from re-engineering the code after the patent application/award is made available to the general public.

We have identified multiple applications and processes that have been exclusively developed by Raystream which represent multiple forthcoming patent protection filings not only in the U.S. but also numerous foreign countries.  We intend to continue building our IP portfolio as development continues and resources are available.

We have registered the “Raystream” trademark with the Patent and Trademark Office (PTO) and will also be registering our product trademarks of “RaystreamCLOUD”, “RaystreamSERVER” and “RaystreamLIVE” with the PTO in the short term.  We will continue to protect our know-how, trade secrets and other intellectual property through a variety of means, including confidentiality agreements with our employees, customers, vendors and others as applicable.

Competition

The video encoding and transcoding industry is fiercely competitive and has been characterized by rapid technological change.  In our market, our video encoding and transcoding products compete broadly with large, vertically integrated solution providers, such as Cisco, Harmonic, Telestream, Digital Rapids and a host of smaller companies, including Elemental Technologies, Zencoder, Broadcast International, Encoding.com, PandaStream and more.

ITEM 1A.  Risk Factors

Not applicable to smaller reporting companies.

ITEM 1B.      Unresolved Staff Comments

Not applicable to smaller reporting companies.

ITEM 2.     Properties

Our corporate headquarters are located at 2101 Midway Road, Suite 140, Carrollton, Texas 75006.  We occupy the space at the headquarters location under a thirty-six (36) month term lease, the term of which ends October 31, 2014.  The lease covers approximately 3,931 square feet of office space We currently maintain no other properties. See below for breakdown of future lease obligations:

Fiscal
Year	Amount

2013	$ 20,356
2014	20,356
2015	10,178
Total	$ 50,890

ITEM 3.     Legal Proceedings

The Company is a defendant in one lawsuit, the total amount in dispute is approximately $200,000.  As is the case with all litigation, no assurances can be given as to the outcome of the lawsuit, however, we believe the plaintiff’s claims to be without merit and Raystream intends to vigorously defend itself against these claims.  Based on the foregoing, as of April 30, 2012 and as of the date these financial statements were issued, we do not currently believe a loss is probable and have therefore not recorded a provision for this claim.  To the knowledge of management, no other litigation has been filed or threatened.

ITEM 4.        Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “RAYS.OB”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

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

The following table shows the high and low bid quotations of our common shares on the OTC Bulletin Board.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High ($)	Low ($)
February 1, 2012 - April 30, 2012	$0.68	$0.27
November 1, 2011 - January 31, 2012	$2.51	$0.53
October 17, 2011- October 31, 2011	$2.23	$1.56

Number of Holders

As of April 30, 2012, the 49,975,000 issued and outstanding shares of common stock were held by a total of 4 shareholders of record, including Cede & Co, which acts as a nominee for DTC; we are unable to determine the actual number of  individual holders who own their shares through Cede & Co.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2012 and 2011.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6. Selected Financial Data

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

 We are an encoding and transcoding service and technology company providing video compression services.  Video compression is the process of using modern coding techniques to reduce redundancy in video data for conversion into a digital data stream for transmission over the Internet, satellite, cable or wireless networks.  We have developed and provide advanced video compression service platforms that facilitate and accelerate encoding and transcoding of virtually all Standard Definition (SD) and High Definition (HD) video (240p, 480p, 720p and 1080p), simplifying media conversion for multi-format, multi-device video workflow environments incorporating our Trade Secret optimization techniques.

Our platforms typically generate benefits of streamlined video content management, decreased storage and bandwidth requirements, accelerated computational intensive image processing and enhanced content distribution and delivery over standard Cable and DSL Internet connections and into bandwidth limited markets.  Compression ratios of raw HD content typically achieved using our platforms can exceed 90%, dramatically reducing both the file size and bandwidth requirement of online video delivery.  This enables HD quality content delivery over widely available commercial “last mile” connections but also allows HD video to be distributed and stored at a significant cost savings.

How We Will Generate Our Revenues

           Our video compression services will be provided to customers by three service platforms.  These are the RaystreamCLOUD service platform, the RaystreamSERVER service platform, and the RaystreamLIVE service platform.  Each platform has its own pricing matrix and will be customized to each specific needs of each customer.

In the summer of 2012 we will release Raystream version 1.0, which is currently being deployed in strategic major account sites and labs on selected platforms in a proof of concept evaluation model.  With this latest release we will be positioned to begin executing our strategic and tactical sales and marketing initiatives and bringing our existing evaluation and development partners to final contract stage.

We have already begun, and will continue to make sales presentations and respond to requests for proposals at large telecoms, cable companies, broadcasting companies, advertising companies, universities, healthcare companies and content generation, distribution and delivery companies and more as identified in our improved sales and marketing plans.

Results of Operations

Fiscal Year Ended April 30, 2012 as Compared to the Fiscal Year Ended April 30, 2011

At April 30, 2011 our current business plan had not been developed.  The acquisition of the intellectual property that we are developing did not occur until September 2011, therefore any comparison of the fiscal year ended April 30, 2012 with the fiscal year ended April 30, 2011 is not appropriate and may be misleading.

We are a development stage company and as of April 30, 2012 have not generated any revenue from operations.  Since September 2011 we have concentrated a significant amount of our resources on product development.  A summary of our total expenses for the year is as follows:

$ 1,450,467	Product Development G&A
699,560	Marketing, legal and consulting
44,625	Other including depreciation
246,220	Interest
(34,720)	Realized foreign exchange gain
$ 2,406,152	Total expenses

Product development is chiefly the programming work required to customize the compression algorithm to specific customer needs as well as the costs involved to determine the best approach to development the product for market.  The general and administrative costs are the basic costs of salaries, rent, office supplies, etc.

Marketing, legal and consulting fees includes the preliminary costs involved in informing the marketplace of our services as well as the legal and consulting costs needed for developing a start-up business such as contracts, business plan, audit, etc.

Interest includes $200,000 of a debt discount related to a 10% conversion discount on a $2,000,000 loan.

Cash and Working Capital

The following table sets forth our cash and working capital as of April 30, 2012 and April 30, 2011:

	As of April 30, 2012	As of April 30, 2011
Cash	$ 287,875	$ 45
Working capital surplus (deficit)	$ 354,647	$ (468)

Cash Flows From (Used In) Operating Activities

As mentioned above, our business plan was developed during the year ended April 30, 2012.  There were no operations and total expenses were less than $20,000 for the year ended April 30, 2011 so any discussion of this year is meaningless and may be misleading.

For our fiscal year ended April 30, 2012, net cash used in operating activities was $(2,005,343). Our net loss for the period was $2,406,152. Net cash flows used in operating activities was adjusted by $250,307 for non- cash interest and financing costs and $29,581 for other non-cash items.  Further adjustments to net cash used in operating activities in the amount of $120,921 was due chiefly to increases in accounts payable and accrued expenses.

Cash Flows From Investing Activities

For our fiscal year ended April 30, 2012, net cash flows used in investing activities was ($505,239), consisting of the cash portion received of the purchase price of intellectual property of $76,864, the cash portion paid related to the purchase of the intellectual property of ($408,918) and purchases of computers and office equipment of ($173,185).

Cash Flows From Financing Activities

Historically, we have financed our operations primarily from either the issuance of equity and debt instruments.

For our fiscal year ended April 30, 2012, net cash provided by financing activities was $2,798,412.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Liquidity and Capital Resources

           The financial statements have been prepared using U.S. generally accepted accounting principles applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has incurred losses since inception resulting in an accumulated deficit of $2,430,370 as of April 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  Although we obtained debt financing in July 2011 and March 2012, the ability to continue as a going concern is dependent upon generating profitable operations and/or obtaining additional financing to meet our obligations and repay our liabilities arising from normal business operations when those come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand equity sales and/or debt proceeds and funds from operations.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.  The Company has been funded by debt and private placements of the Company’s common stock. The Company has been successful in raising money as needed.

To the extent we are successful in growing our business; we plan to use our working capital and the proceeds of any financing to finance our growth. Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

Off-Balance Sheet Arrangements

 We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

Use of Estimates

Our financial statements and related public financial information are based on the application of United States generally accepted accounting principles (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 3 of our audited financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this prospectus.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8.   Financial Statements and Supplementary Data

INDEX TO AUDITED FINANCIAL STATEMENTS

RAYSTREAM, INC.
 (A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Raystream Inc.

We have audited the accompanying balance sheets of Raystream Inc. (A Development Stage Company) (the “Company”) as of April 30, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended April 30, 2012 and for the period from inception (December 8, 2009) through April 30, 2012. Raystream Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raystream Inc. (A Development Stage Company) as of April 30, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended April 30, 2012 and for the period from inception (December 8, 2009) through April 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

July 31, 2012

F-1

RAYSTREAM INC.
(A Development Stage Company)
BALANCE SHEETS
(Audited)

	April 30, 2012	April 30, 2011

ASSETS

Cash	$ 287,875	$ 45
Prepaid expenses	9,492	8,333
Deferred financing fees-current	242,820	-
Total current assets	540,187	8,378

Fixed assets, net	187,037	-
Deposits	3,872	-
Deferred financing fees	276,389	-
Intangible asset	1,000,000	-

TOTAL ASSETS	$ 2,007,485	$ 8,378

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$ 67,511	$ 8,646
Advances	-	200
Accrued expenses	55,568	-
Loan payable-short-term portion	8,761	-
Convertible notes payable-short-term portion	53,700	-
Total current liabilities	185,540	8,846

Loan payable-long-term portion	34,672	-
Convertible notes payable-long-term portion net of $331,116 discount	813,700	-

Total liabilities	1,033,912	8,846

Common stock - $.001 par, 200,000,000 shares
authorized, 49,975,000 and 24,975,000
issued and outstanding at April 30, 2012
and 2011, respectively	49,975	24,975
Additional Paid-in capital	3,353,968	(1,225)
Deficit accumulated during development stage	(2,430,370)	(24,218)
Stockholders' equity (deficit)	973,573	(468)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,007,485	$ 8,378

The accompanying notes are an integral part of these financial statements.

F-2

RAYSTREAM INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(Audited)

			From inception (December 8,
	For the year ended	For the year ended	2009) to April
	April 30, 2012	April 30, 2011	30, 2012

Revenues	$ -	$ 200	$ 200

Operating Expenses:
Payroll and payroll taxes	922,811	-	922,811
Professional fees	622,689	-	622,689
Financing fees	15,044		15,044
General and administrative	527,656	17,702	552,074
Marketing	76,871	-	76,871
Depreciation	29,581	-	29,581
Realized foreign exchange gain	(34,720)	-	(34,720)
Total expenses	2,159,932	17,702	2,184,350

Net operating loss	(2,159,932)	(17,502)	(2,184,150)

Other Income and Expense:
Interest	246,220	-	246,220
Net Loss	$ (2,406,152)	$ (17,502)	$ (2,430,370)

Loss per common share-basic	$ (0.06)	$ -

Weighted average common shares
outstanding-basic	40,317,466	24,975,000

The accompanying notes are an integral part of these financial statements.
F-3

RAYSTREAM INC.
(a development stage company)
STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
(Audited)

				Deficit
				Accumulated
	Number of		Additional	During
	Common		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance at inception, (December 8, 2009)	-	$ -	$ -	$ -	$ -

Common shares issued for cash at $0.001 per share subsequently cancelled for no consideration	-	-	3,500	-	3,500

Net loss for the year ended April 30, 2010	-	-	-	(6,716)	(6,716)

Balance, April 30, 2010	-	-	3,500	(6,716)	(3,216)

Common shares issued for cash at $0.000811 per share	24,975,000	24,975	(4,725)	-	20,250

Net loss for the year ended April 30, 2011	-	-	-	(17,502)	(17,502)

Balance, April 30, 2011	24,975,000	24,975	(1,225)	(24,218)	(468)

Shares issued for acquisition	20,000,000	20,000	641,660	-	661,660

Donated capital from prior director		-	8,646	-	8,646

Shares issued for debt and accrued interest retirement	5,000,000	5,000	2,212,260	-	2,217,260

Warrants issued	-	-	492,627	-	492,627

Net loss for the year ended April 30, 2012	-	-	-	(2,406,152)	(2,406,152)

Balance, April 30, 2012	49,975,000	$ 49,975	$ 3,353,968	$ (2,430,370)	$ 973,573

The accompanying notes are an integral part of these financial statements.
F-4

RAYSTREAM INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(Audited)

			From inception
			(December 8,
	For the year Ended	For the year Ended	2009) to April
	April 30, 2012	April 30, 2011	30, 2012

Operating Activities
Net loss	$ (2,406,152)	$ (17,502)	$ (2,430,370)
Adjustments to reconcile net loss to cash used
by operating activities:
Depreciation	29,581	-	29,581
Amortization of financing fees	19,347	-	19,347
Interest	230,960	-	230,960
Changes in operating assets and liabilities:
(Increase) in prepaid expense	7,430	-	7,430
Increase in deferred financing fees	9,359	-	9,359
Decrease in other assets	-	(8,333)	(8,333)
Increase in accounts payable	52,436	-	52,436
Increase in accrued liabilities	55,568	200	55,768
(Increase) in deposit	(3,872)	-	(3,872)
Net cash used by operating activities	(2,005,343)	(25,635)	(2,037,694)

Investing Activities
Purchase of fixed assets	(173,185)	-	(173,185)
Cash paid for acquisition of Raystream GmbH	(408,918)		(408,918)
Cash received through acquisition of of Raystream GmbH	76,864	-	76,864
Net cash used by investing activities	(505,239)	-	(505,239)

Financing Activities
Advance from director	-	5,000	8,646
Convertible notes	2,800,000	-	2,800,000
Payments of deferred financing fees	(55,288)	-	(55,288)
Notes payable	53,700	-	53,700
Sales of common stock	-	20,250	23,750
Net cash provided by financing activities	2,798,412	25,250	2,830,808

Increase/(decrease) in cash	287,830	(385)	287,875
Beginning balance	45	430	-

Cash at the end of the year	$ 287,875	45	$ 287,875

Supplementary non-cash information:
Shares issued for settlement of convertible debt
and interest	$ 2,217,260	$ -	$ 2,217,260
Donated capital from prior director	$ 8,646	$ -	$ 8,646
Fixed asset acquired under loan payable	$ 43,433	$ -	$ 43,433
Shares issued for acquisition of Raystream GmbH	$ 661,660	$ -	$ 661,660
Warrants issued related to deferred financing fees	$ 492,627	$ -	$ 492,627

The accompanying notes are an integral part of these financial statements.
F-5

Raystream Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

General Background

Raystream, Inc., a Nevada corporation (sometimes referred to herein as “we”, “us”, “our”, “Company” and the “Registrant”) was incorporated in Nevada on December 8, 2009 as Interdom Corp.  From inception to June 2011 the Company was in the business of real estate consulting and evaluation. On June 14, 2011 the Company underwent a change of control and changed its business focus to video transmission compression.  On August 23, 2011, the Company changed its name from Interdom, Inc. to Raystream, Inc.  The Company has been developing its video transmission compression business plan and as of April 30, 2012 has not generated any revenue since its date of incorporation.  As such the Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (ASC-915).

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

New Business

The focus to the video transmission compression business was initiated by the acquisition, for 20,000,000 restricted shares (in accordance with rule 144), of a 100% interest in Raystream GmbH on September 19, 2011.   The individual who developed the technology was also the 100% shareholder of Raystream GmbH as fully disclosed in Note 10.  To sell the technology he donated the intellectual asset to Raystream GmbH and then sold the company.  The company had no revenue.   This subsidiary was liquidated in March 2012 so, in substance, the 20,000,000 shares were issued for the acquisition of the technology.  The technology acquired by the Company allows high definition video to be distributed over standard Internet connections.

Initially the Company will operate using a business-to-business (B2B) model.  A business-to-consumer (B2C) model is under development and will be launched in the future.

Raystream Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Plan of Operations

The market for the B2B model includes marketing and advertising agencies, telecommunications companies, and content delivery networks.  This market will be penetrated by a corporate sales force supported by online and traditional media campaigns plus an extensive public relations program that includes a social media communications of publicly disclosed information.   Raystream’s sales strategy is to compete against the client’s existing Costs-of-Ownership, and not the one-time costs of acquiring a compression technology.  Raystream’s pricing is value-based rather than the competition’s cost-plus pricing. Raystream will compete by justifying purchase decisions based on the client’s future Return–on-Investment versus the client’s continued Costs-of-Ownership. Due to Raystream’s high compression efficiencies, client purchasing decisions can no longer ignore the recurring costs of storage and distribution.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $2,430,370 as of April 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  Although the Company obtained debt financing in July 2011 (See Note 4) and March 2012 (See Note 6), the ability to continue as a going concern is dependent upon the Company generating profitable operations and/or obtaining additional financing to meet its obligations and repay its liabilities arising from normal business operations when those come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and additional funds from operations, and either equity sales or debt proceeds.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

 Raystream Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value Financial Instruments

A fair value hierarchy was established that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements).

The fair values of the financial instruments were determined using the following input levels and valuation techniques:

Level 1:	classification is applied to any asset or liability that has a readily available quoted market price from an active market where there is significant transparency in the executed/quoted price.
Level 2:

classification is applied to assets and liabilities that have evaluated prices where the data inputs to these valuations are observable either directly or indirectly, but do not represent quoted market prices from an active market.

Level 3:

classification is applied to assets and liabilities when prices are not derived from existing market data and requires us to develop our own assumptions about how market participants would price the asset or liability.

As of April 30, 2012, the fair value of cash, accounts payable and accrued liabilities, loan payables, convertible notes payable approximate carrying value due to their short maturities. The fair value of the long term promissory note payable approximates the carrying value due to the terms of the note.

Property and Equipment

Property and equipment, at cost, consist of the following:

                        Computer equipment               $124,822         Depreciated on the straight line method                                                                                                           over 3 years

                        Office furnishings and car         $91,796         Depreciated on the straight line method                                                                                                           over 5 years

Depreciation expense for the years ended April 30, 2012 and 2011 was $29,581 and $0, respectively.

Intellectual Property

As discussed in Note 1, the Company acquired the rights to certain intellectual property used for the compression of video transmission from an individual who developed the intellectual property   The acquisition was made for 20,000,000 shares of the Company’s common stock valued at $1,000,000. (see Note 10). In accordance with ASC 350-30, the Company has assessed the fair value of the intellectual property and has determined that, based on future net cash flows, the fair value at April 30, 2012 of $1,000,000 was reasonable.

The Company will evaluate the fair value of the intellectual property on an annual basis until revenues are generated.  At that time the Company will determine the period which it would consider appropriate for amortization of the value of the intellectual property.

Raystream Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are the determination of the fair value of transactions involving common stock and financial instruments. Other areas requiring estimates include deferred tax balances and asset impairment tests.

Advertising Costs

The Company expenses advertising costs as these are incurred. Marketing expenses totaled $$76,871 and $0 for the year ended April 30, 2012 and 2011, respectively.

Stock-based Compensation

The Company accounts for share based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For this purpose, the Company uses the Black-Scholes option pricing model. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. Compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

Raystream Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.  Company management and legal counsel assess such contingent liabilities which inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If management determines that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability is accrued in the Company’s financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

Raystream Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Commitments

The Company has an operating lease for its administrative office in Carrollton, Texas. The lease will expire on November 30, 2014. The following sets forth the future minimum lease payments by year:

Fiscal Year	Amount

2013	$ 20,356
2014	20,356
2015	10,178
Total	$ 50,890

Total rental expense was approximately $41,923 and $0 for years ended April 30, 2012 and 2011, respectively.

NOTE 4- DEBT RELATED PARTY

On July 19, 2011 the Company received $2,000,000 from the sale of a convertible debenture in accordance with a convertible debenture purchase agreement (“Agreement”) executed on July 18, 2011.  The debenture accrues simple interest at the rate of 5% until the maturity date of July 18, 2013 and can be converted, at the holder’s option, into the Company’s common stock at a conversion rate equal to a 10% discount from the fair market value of the stock. The conversion feature has been accounted for as an original issue discount totaling $200,000 and has been expensed as of April 30, 2012 since the debt was converted prior to April 30, 2012.  Per the Agreement, the conversion rate equal to 10% discount from the fair market value is calculated as the average closing market price of the five business days preceding the conversion date, or if there has been no sales of the Company’s common stock for five days, the price shall be determined according to the price of the last trade of the Company’s common stock or, at $1.00 per share or, at a price that is mutually agreed upon by the Company and the holder. The debenture was converted on September 19, 2011 (See Note 8).

In March 2012, the Company entered into a $525,000 convertible debt agreement with a related party, of which $400,000 was received as of April 30, 2012.  See note 6 for a description of the terms of this note.

Raystream Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

NOTE 5- AUTOMOBILE LOAN

On July 29, 2011 the Company entered into a loan for an automobile in the amount of $49,499.   The terms of the loan requires payments of $1,031 for 60 months.

NOTE 6 – CONVERTIBLE DEBT

In March 2012 the Company entered into two convertible debt agreements with independent investors, one for $1,580,000 of convertible notes payable, bearing 5% interest, along with 3,333,333 warrants to purchase common stock of the Company and another for $525,000 of convertible notes payable, bearing 5% interest, along with 1,111,111 warrants to purchase common stock of the Company.  The exercise price for all of the warrants is $0.45 per share.  The conversion price of the $1,580,000 convertible note is 70% of the lowest closing price for the twenty (20) trading days prior to the conversion date.  The conversion price of the $525,000 convertible note is the lower of $0.40 per share or 70% of the lowest closing price for the twenty (20) trading days prior to the conversion date.  Both notes can be converted at any time prior to the maturity date, which is three years from the issuance date, at the sole discretion of the holder.

Initially $400,000 of the $1,580,000 convertible notes was funded.  The funding of the remaining amount is at the sole discretion of the holder.  The Company also received $400,000 from the $525,000 convertible note.  The remaining funding will be made when the second funding is made from the $1,580,000 convertible notes.

Each note contained a 5% discount as well as a conversion rate of 70% of the stock price at the date of conversion.  At the commitment date, each convertible promissory note was tested for the value of the by comparing the effective conversion price to the fair value of the Company’s stock. As a result of this testing, the Company recognized an original issue discount of $342,858 related to the debt and  $57,143 related to the interest. Additionally, the relative fair value of the warrants of $456,763 was calculated and recorded as deferred financing costs and as an addition to paid-in capital. The Company is amortizing the debt discount and the deferred financing costs over the term of the debt and warrants respectively. Amortization of debt discount for the year ended April 30, 2012 was $11,742 leaving an unamortized balance of $331,116 at year end and $1,957 debt discount related to the interest.  Amortization of deferred financing costs for the year ended April 30, 2012 was $11,746.

In addition to the convertible notes entered into as of April 30, 2012, the Company issued 80,000 warrants valued at $35,864 as finder fee related to the convertible notes entered into.

Raystream Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

NOTE 7 – INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	Year Ended April 30,
	2012	2011
Net Loss	$ 2,384,734	$ 17,502
Income Tax Rate	35%	15%

Income Tax Recovery	834,675	2,625
Valuation Allowance Change	(834,657)	(2,625)
Deferred Tax Recovery	-	-

The Company had federal and state net operating tax loss carry-forwards of $2,384,734 and $17,502 as of April 30, 2012 and 2011, respectively.  The tax loss carry-forwards are available to offset future taxable income with the federal carry-forwards which begin to expire in 2025.

In 2012, net deferred tax assets did not change due to being offset by an allowance.  The gross amount of the asset is entirely due to the net operating loss carry forward.  The realization of the tax benefits is subject to the sufficiency of taxable income in future years.  The combined deferred tax assets represent the amounts expected to be realized before expiration.  The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets.  The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.  As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately not be recovered and, accordingly, a valuation allowance was recorded as of April 30, 2012.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) is as follows:

	Year Ended April 30,
	2012	2011
Net Operating Loss	$ 834,657	$ 2,625
Valuation Allowance	(834,657)	(2,625)
Deferred Tax Asset	$ -	$ -

The Company has not been subjected to an audit of its tax return as of the date of these financial statements.

Raystream Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

NOTE 8- STOCKHOLDERS’ EQUITY

Effective August 22, 2011, the Company completed a forward stock split by the issuance of 37 new share for each 1 outstanding shares of the Company's common stock. Unless otherwise noted, all references herein to number of shares, price per share or weighted average shares outstanding have been adjusted to reflect these stock splits on a retroactive basis.

Effective September 19, 2011, the majority stockholder, Unlimited Trade Inc., voluntarily cancelled 129,500,000 shares of the outstanding common stock of the Company which were canceled and returned to the pool of the Company’s authorized and unissued shares of common stock. This cancellation was previously recorded as 129,500,000 shares issued for cash of $3,500 at inception. Since the shares under this agreement have been cancelled without the exchange of consideration to reduce number of shares outstanding, the Company considered the change in capital structure from the cancellation agreement in substance a reverse stock split.  In accordance with Staff Accounting Bulletin Topic 4-C, the Company recorded the cancellation retroactively as a reduction to the par value of common stock with a corresponding increase to additional paid-in capital.

The authorized capital of the Company is 200,000,000 common shares with a par value of $ 0.001 per share.  On April 14, 2010, the Company issued 129,500,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,500.  Between November 2010 and April 2011, the Company issued 24,975,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $20,250.

On June 14, 2011 a former director forgave a total of $8,646 in advances. As of April 30, 2012, this has been recorded as donated capital by increasing additional paid-in capital (see Note 9).

On August 22, 2011 the Company received approval from FINRA to change the name of the Company to Raystream, Inc. and to affect a 37:1 forward-split of the Company’s issued and outstanding common shares.

On September 19, 2011 the Company issued 20,000,000 shares of common stock valued at $661,660, to acquire the rights to a certain intellectual property used to compress video transmission signals (see Note 1 and 10 for further discussions).

On September 19, 2011 the Company issued 5,000,000 shares of stock to Unlimited Trade, Inc. to retire $2,000,000 of debentures plus accrued interest of $212,260.

At April 30, 2012 the Company had 49,975,000 shares of post-split common stock issued and outstanding.

Common Stock Warrants

During the year ended April 30, 2012 the Company issued 1,777,778 common stock warrants valued at $456,763 with the convertible debt and 80,000 common stock warrants for finder fees value at $35,864.

A summary of the Company's warrant activity and related information follows:

	Number of Warrants	Range of Warrant Price Per Share	Weighted Average Exercise Price

Warrants Outstanding at May 1, 2011	-	$ -	$ -
Warrants Granted	1,857,778	0.41-0.45	0.43
Warrants Exercised	-	-	-
Warrants Cancelled	-	-	-
Warrants Outstanding at April 30, 2012	1,857,778	$0.41-$0.45	$ 0.43

Warrants Exercisable at April 30, 2012	1,857,778	$0.41-$0.45	$ 0.43

The valuation methodology used to determine the fair value of the warrants issued during the year was the Black-Scholes option-pricing model, an acceptable model in accordance with FASB ASC 718-10-10 Share Based Payments.  The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the warrants.

The risk-free interest rate assumption is based upon the observed daily interest rate U.S. Treasury bills.

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award.  The Company’s estimated volatility is an average of the historical volatility of peer entities whose stock prices were publicly available.  The Company’s calculation of estimated volatility is based on historical stock prices of these peer entities.  The Company uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price

The weighted average fair value of warrants granted and the assumptions used in the Black-Scholes model during the year ended April 30, 2012 is set forth in the table below.

2012

Weighted Average Fair Value of Warrants Granted	$ 0.4297
Risk-free Interest Rate	0.82%-.87%
Volatility	290.00%
Expected Life (Years)	4
Dividend Yield	0%

Raystream Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

NOTE 9 - ADVANCES FROM RELATED PARTY

As of June 14, 2011 a former director had entered into a written forgiveness of debt agreement with the Company to forgive a total of $8,646 in related party advances previously advance to pay off  liabilities incurred by the Company.  As of April 30, 2012, this has been recorded as donated capital by increasing additional paid-in capital. There are no advances from related parties as of April 30, 2012.

NOTE 10—ACQUISTION

The Company’s acquisition of the rights to the video compression intellectual property as described in Note 1 and 3 was accomplished by acquiring Raystream GmbH from the 100% owner of Raystream GmbH, who was also the owner of the rights to the intellectual property.  The Company initially was to market and sell licenses for the use of the intellectual property and Raystream GmbH was to develop the product.  The business relationship started in March 2011 under which the Company advanced $408,918 to pay all of the expenses of Raystream GmbH.  It was not until September 2011 that the decision was made by the Company to acquire the rights to the intellectual property from the owner.  This was accomplished by the acquisition of Raystream GmbH for 20,000,000 shares of the Company’s common stock with a value of $661,660 for a total purchase price of $1,070,578 (including the $408,918 advances).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (September 19, 2011). The transaction has been accounted for as a purchase and accordingly, the purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of the change of control.

Cash	$ 76,864
Other current assets	8,589
Intellectual property	1,000,000
Total Assets	$ 1,085,453

Accounts payable and accrued expenses	$ 14,875
Total purchase price allocated	1,070,578

The following presents supplemental cash flow information of assets acquired and liabilities assumed in connection with the acquisition:

Supplemental Cash Flow Information
Other current assets	$ 8,589
Intellectual property	1,000,000
Accounts payable and accrued expenses	(14,875)
$ 993,714
Cash acquired	$ 76,864
Total purchase price allocated	$ 1,070,578

Amount paid in cash	$ 408,918
Amount paid in shares	$ 661,660

In February 2012, the decision was made to liquidate Raystream GmbH and have the Company do the product development. The immediate financial impact of the liquidation is not material to the Company since the Company has already assumed all costs related to product development.  There will be no change to the future operations as a result of this liquidation. All expenses attributable to Raystream GmbH have been recorded as expense by the Company.

ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

At no time have there been any disagreements with our accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

           Management is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

           Company management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are not effective to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 9B.  Other Information

None

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

 Our present officers and directors are set forth below:

Name	Position	Age	Date First Elected or Appointed

Roman Rumpf	CTO and Director		June 14, 2011
Brian Petersen	CEO, CFO and Director		July 12, 2011
Paul Hamer	Director		November 1, 2011
Tommy Kovatch	VP of Operations		April 11, 2012
Ivan Boyd	Executive Vice President--Business Development		April11, 2012

Biographical Information and Background of our officers and directors

Mr. Rumpf was the general manager of Raystream GMbH, a private technology company, before the liquidation of that company when all business activity was transferred to Raystream, Inc.  From April 2010 to February 2011, Mr. Rump worked as a technical consultant at Elogic GmbH, a private electronic FX Trading company.  From March 2008 to March 2010, Mr. Rumpf worked as Head of Development for Burg Lichtenfels GmbH & Co. KG, a private IT-Security company.  From June 2006 to February 2008 Mr. Rumpf was Project and Product Manager at Qnective Inc. a private Social Networking company.

Mr. Rumpf will serve as our Director and officer until his duly elected successor is appointed or he resigns.  There are no arrangements or understandings between Mr. Rumpf and any other person pursuant to which he was selected as an officer or director

Mr. Petersen has been the  CEO of Petersen - Hines, LLC, a private company in the audio and video industry since 2005.  Sales in his first year of business were over $650,000 and his clients included names such as MTV Cribs, Dallas Cowboys, and Robin Meede from CNN news.  In his second year sales increased to $1.5 million.  Mr. Petersen has grown the company to a $35 million dollar company within six years and it remains debt free.

Mr. Petersen will serve as our Director and officer until his duly elected successor is appointed or he resigns.  There are no arrangements or understandings between Mr. Petersen and any other person pursuant to which he was selected as an officer or director

Paul Hamer brings a wealth of experience and strategic contacts to the Company, with over 22 years serving retailers, restaurant chains and product manufacturers.  From 2001 to present, Mr. Hamer has served as Executive Vice President of Development for Davaco, Inc., a national leading provider of turnkey retail and restaurant service solutions.  Mr. Hamer was instrumental in the growth of Davaco, Inc., from a start-up to a $100M retail and restaurant services company and B2B ecommerce company.

Mr. Hamer will serve as our Director until his duly elected successor is appointed or he resigns.  There are no arrangements or understandings between Mr. Hamer and any other person pursuant to which he was selected as a director.

Tommy Kovatch brings more than 10 years of sound entrepreneurial perspective, operational expertise, and proven leadership to the Company.  Prior to joining the management team, Tommy founded and spearheaded the working structure, implementation, and growth of three private companies, overseeing daily operations and logistics, and managing a host of decentralized divisions that generated sales volume in excess of $10 million per year.  From June 2002 to March 2012, Mr. Kovatch was the Managing Member and owner of Patriot Business Finance, LLC & Patriot Business Solutions, LLC, both private consulting companies

18

Ivan Boyd is a veteran sales and management executive with more than 25 years of experience in technology related solutions spanning numerous industries.  Previously, he was involved in several entrepreneurial ventures and has led sales and marketing divisions for several companies.

From September 2010 to present, Mr. Boyd is the owner of Boyd Strategic Consultants, LLC, a private consulting firm.  From May 2009 to September 2010, Mr. Boyd worked at 1-800-DOCTORS, Inc., a private company, as Executive Vice President-Business Development.  From October 2005 to May 2009, Mr. Boyd worked at GTESS Corporation, a private company, as Senior Vice President of Sales and Marketing and Chief Revenue Officer.

14

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary FY 2010 ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)

Igor Rumientsev-- President, Secretary and Treasurer --1	2010 2011 2012	$0 $0 n/a	$0 $0 n/a	$0 $0 n/a	$0 $0 n/a	$0 $0 n/a	$0 $0 n/a	$0 $0 n/a	$0 $0 n/a

Brian Petersen -- CEO, CFO, and Director	2010 2011 2012	$0 $0 n/a	$0 $0 n/a	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

1-- Mr.Rumienstev served as the Company's President, Secretary and treasurer from inception (December 9, 2009) until June 14, 2011 when he resigned.

There are no current employment agreements between the company and its officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None of the Company’s common stock is owned by any executive officer or director.  The following table provides certain information regarding the ownership of our common stock, as of April 30, 2012 and as of the date of the filing of this report by each person known to us to own more than 5% of our outstanding common stock:

Class	Name of Beneficial Owner	Number of Shares	Percent of Class

Common Stock	Cede & Co.	24,974,000	49.97%
Common Stock	Tom Beteiligungsgesellschaft, MBH	20,000,000	40.02%
Common Stock	Unlimited Trade, Inc.	5,000,000	10.01%

The percentage is based on 49,975,000 shares of common stock issued and outstanding as of the date of this report.

Item 13. Certain Relationships and Related Transactions

During the year ended April 30, 2012, we had not entered into any transactions with any officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During the fiscal year ended April 30, 2012, we incurred approximately $13,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended July 31, 2011, October 31, 2011 and January 31, 2012.

Item 15.  Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYSTREAM INC.
Dated: August 3, 2012	By: /s/ Brian Petersen
Brian Petersen, President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

 Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Petersen Brian Petersen	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	August 3, 2012

/s/ Roman Rumpf	Chief Technical Officer and Director	August 3, 2012
Roman Rumpf

/s/ Paul Hamer	Director	August 3, 2012
Paul Hamer

16