Form 10-K/A
period 2012-04-30
Raystream Inc.
filed 2012-08-06
CIK 1489744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012 (the “10-K”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K and update the disclosure regarding our current business. No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

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

3

PART I

ITEM 1.  Industry and Business

General

Raystream Inc. (“Raystream”, “us”, “we” or the “Company”) was incorporated in the State of Nevada on December 8, 2009 under the name Interdom, Corp. On August 22, 2011, we changed our name to Raystream Inc. Our executive offices are located at 2101 Midway Road, Suite 140, Carrollton, Texas 75006. Our common stock currently trades under the ticker symbol RAYS. We are a technology service company providing advanced video compression service platforms that facilitate encoding and transcoding of Standard and High Definition video. Management believes that the market for the Company’s products will include any organization that works with video or that would benefit from more efficient use of bandwidth and storage.

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

·

Limited advancement of conversion and streaming technologies

·

Multiple monetizing Business Models (Ownership vs. Pay-Per-View vs. Subscription, etc.)

The online video industry is still evolving.  With regard to online video growth, the Internet speed (both backbone and user connectivity) are heavy inhibitors. Without massive investments into infrastructure and networking (e.g. Verizon FIOS), higher speeds are unlikely to become the “norm” for most users. Cisco’s forecasts did take into consideration the Internet’s average connection speed as a video growth factor; however, expected improvements are almost negligible over the next five years. Cisco did not consider any compression improvements in its forecasting.
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

RAYSTREAM INC.
Dated: August 6, 2012	By: /s/ Brian Petersen
Brian Petersen, President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

 Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Petersen Brian Petersen	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	August 6, 2012

/s/ Roman Rumpf	Chief Technical Officer and Director	August 6, 2012
Roman Rumpf

/s/ Paul Hamer	Director	August 6, 2012
Paul Hamer

16