Form 10-Q
period 2012-07-31
Raystream Inc.
filed 2012-09-19
CIK 1489744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

Commission file number 001-35514

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 18, 2012 the registrant had 49,975,000 shares of common stock outstanding.

RAYSTREAM INC.

2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets (Unaudited)

F-1

Statements of Operations (Unaudited)

Statements of Cash Flows (Unaudited)

F-3

Notes to the Unaudited Financial Statements

F-4

3

Raystream Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	July 31, 2012	April 30, 2012
ASSETS

Cash	$ -	$ 287,875
Prepaid expenses	4,954	9,492
Advances to related party	43,738	-
Deferred financing costs-current	156,471	242,820
Total current assets	205,163	540,187

Fixed assets, net	185,636	187,037
Deposits	3,872	3,872
Deferred financing costs	355,237	276,389
Intangible asset	1,000,000	1,000,000
TOTAL ASSETS	$ 1,749,908	$ 2,007,485

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$ 191,203	$ 67,511
Bank overdraft	3,561	-
Accrued expenses	30,653	55,568
Accrued Interest	10,737
Loan payable current portion	37,663	8,761
Convertible notes payable current portion	263,615	53,700
Total current liabilities	537,432	185,540

Loan payable	32,354	34,672
Convertible notes payable, net	941,482	813,700

Total liabilities	1,511,268	1,033,912

Common stock - $.001 par, 200,000,000 shares
authorized, 49,975,000 issued and outstanding	49,975	49,975
Additional paid-in capital	3,378,313	3,353,968
Deficit accumulated during development stage	(3,189,648)	(2,430,370)
Stockholders' equity	238,640	973,573
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,749,908	$ 2,007,485

The accompanying notes are an integral part of these  financial statements.

F-1

Raystream Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			From inception
			(December 8,
	Three months ended July 31,		2009) to July
	2012	2011	31, 2012

Revenues	$ -	$ -	$ 200

Operating expenses:
Payroll and payroll taxes	365,726	27,358	1,288,537
Professional fees	85,410	-	708,099
General and administrative	171,139	12,298	723,213
Marketing	6,195	-	83,066
Depreciation	15,852	-	45,433
Realized foreign exchange gain	-	-	(34,720)
Total operating expenses	644,322	39,656	2,813,628
Loss from opeartions	(644,322)	(39,656)	(2,813,428)

Other expense:
Financing fees	42,845	-	57,889
Interest	72,111	-	318,331
Net loss	$ (759,278)	$ (39,656)	$ (3,189,648)

Loss per common share - basic	$ (0.02)	$ -

Weighted average common shares
outstanding - basic	49,975,000	154,475,000

The accompanying notes are an integral part of these  financial statements.
F-2

Raystream Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From inception
			(December 8,
	Three months ended July 31,		2009) to July
	2012	2011	31, 2012

Operating Activities
Net loss	$ (759,278)	$ (242,989)	$ (3,189,648)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	15,852	-	45,433
Amortization of deferred financing costs and discount	104,220	-	352,570
Change in accrued Interest	10,737	200,000	12,694
Changes in operating assets and liabilities:
Decrease in prepaid expense	4,538	2,500	11,968
Increase in deferred financing fees	-	-	9,359
(Increase)decrease in related party due to/from	(43,738)	-	(43,738)
Decrease in other assets	-	-	(8,333)
Increase in accounts payable	98,777	-	151,213
Increase in accrued liabilities	-	22,428	55,768
(Increase) in deposit	-	-	(3,872)
Net cash used in operating activities	(568,892)	(18,061)	(2,606,586)

Investing Activities
Purchase of fixed assets	(14,451)	(12,634)	(187,636)
Cash paid for acquisition of Raystream GmbH	-	-	(408,918)
Cash received through acquisition of of Raystream GmbH	-	-	76,864
Net cash used by investing activities	(14,451)	(12,634)	(519,690)

Financing Activities
Bank overdraft	3,561	-	3,561
Advance from director	-	-	8,646
Convertible notes	-	-	2,800,000
Payments of deferred financing fees	(28,093)	-	(83,381)
Notes payable	320,000	2,000,000	373,700
Sales of common stock	-	-	23,750
Net cash provided by financing activities	295,468	2,000,000	3,126,276
Increase/(decrease) in cash	(287,875)	1,969,305	-
Beginning balance	287,875	45	-

Cash at the end of the year	$ -	$ 1,969,350	$ -

Supplementary non-cash information:
Shares issued for settlement of convertible debt
and interest	$ -	$ -	$ 2,217,260
Donated capital from prior director	$ -	$ -	$ 8,646
Fixed asset acquired under loan payable	$ -	$ -	$ 43,433
Shares issued for acquisition of Raystream GmbH	$ -	$ -	$ 661,660
Warrants issued related to deferred financing fees	$ 23,348	$ -	$ 515,975

The accompanying notes are an integral part of these financial statements.

Raystream Inc.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2012

(Unaudited)

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

Raystream Inc.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2012

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS (continued)

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

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $3,189,648 as of July 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Although the Company obtained debt financing, the ability to continue as a going concern for the next quarter is dependent upon the Company generating profitable operations and/or obtaining additional financing to meet its obligations and repay its liabilities arising from normal business operations when those come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and additional funds from operations, and either equity sales or debt proceeds.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of Raystream Inc. for the year ended April 30, 2012. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

 Raystream Inc.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2012

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

Property and Equipment

Property and equipment, at cost, consist of the following:

                        Computer equipment               $134,132         Depreciated on the straight-line method                                                 over 3 years

                        Office furnishings and car         $96,937         Depreciated on the straight-line method                                                 over 5 years

Depreciation expense for the three months ended July 31, 2012 was $15,852.

Intellectual Property

As discussed in Note 1, the Company acquired the rights to certain intellectual property used for the compression of video transmission from an individual who developed the intellectual property.  The acquisition was made for 20,000,000 shares of the Company’s common stock valued at $1,000,000. In accordance with ASC 350-30, the Company has assessed the fair value of the intellectual property and has determined that, based on future net cash flows, the fair value at April 30, 2012 of $1,000,000 was reasonable.

The Company will evaluate the fair value of the intellectual property on an annual basis until revenues are generated.  At that time the Company will determine the period which it would consider appropriate for amortization of the value of the intellectual property.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Raystream Inc.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2012

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company has no potential dilutive instruments and accordingly basic loss per share and diluted loss per share are the same.

NOTE 4- DEBT RELATED PARTY

In March 2012, the Company entered into a $525,000 convertible debt agreement with a related party, of which $500,000 was received as of July 31, 2012. See note 5 for a description of the terms of this note.

In June 2012, the Company entered into a 10 day loan of $65,000 with a related party of which was to be paid on or before July 9, 2012. As of July 31, 2012, the Company has made no payments towards this note and is currently pending further instructions from the lender.

Raystream Inc.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2012

(Unaudited)

NOTE 5- CONVERTIBLE DEBT

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

Each note contained a 5% discount as well as a conversion rate of 70% of the stock price at the date of conversion. At the commitment date, each convertible promissory note was tested for the value of the original issue discount by comparing the effective conversion price to the fair value of the Company’s stock. As a result of this testing, the Company recognized an original issue discount of $342,858 related to the debt and $57,143 related to the interest. Additionally, the relative fair value of the warrants of $456,763 was calculated using the Black Scholes valuation model under the following assumptions: expected life 4 years; volatility 290%; risk free rate of return .87-.82%; dividend yield 0% and has been further bifurcated and recorded as deferred financing costs and as an addition to paid-in capital. The Company is amortizing the debt discount and the deferred financing costs over the term of the debt.  Amortization of debt discount for the year ended April 30, 2012 was $11,742 leaving an unamortized balance of $331,116 at July 31, 2012 and $1,957 debt discount related to the interest using the effective interest method. Amortization of deferred financing costs for the year ended April 30, 2012 was $11,746.

In addition to the convertible notes entered into as of April 30, 2012, the Company issued 80,000 warrants valued at $35,864 using the Black Scholes valuation model under the following assumptions:  expected life 4 years; volatility 290%; risk free rate of return .87%; dividend yield 0% and has been allocated to additional paid in capital and as finder fee related to the convertible notes entered into.

During the quarter ended July 31, 2011, the Company received $100,000 in relation to a convertible note agreement entered into in March 2012.  The Company also issued 222,222 warrants in relation to this funding.  This contains a 5% discount as well as a conversion rate of 70% of the stock price at the date of conversion. As a result of this testing, the Company recognized an original issue discount of $42,429 related to the debt and $2,143 related to the interest. Additionally, the relative fair value of the warrants of $24,342 was calculated using the Black Scholes valuation model under the following assumptions:  expected life 4 years; volatility 290%; risk free rate of return .51%; dividend yield 0% and has been further bifurcated and recorded as deferred financing costs and as an addition to paid-in capital.

Raystream Inc.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2012

(Unaudited)

NOTE 5- CONVERTIBLE DEBT (continued)

The Company is amortizing the debt discount and the deferred financing costs over the term of the debt and warrants respectively. Amortization of debt discount for the quarter ended July 31, 2012 was $27,779 leaving an unamortized balance of $344,234.

On April 26, 2012, the Company entered into a convertible note payable in the amount of $68,000 with Asher Enterprises, the maturity date being January 11, 2013, with interest accruing at 8% per annum. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. If the Note is not paid in full with interest on the maturity date, the note holder has the same right to convert this Note into restricted common shares of the Company with the same discount as the prior notes. For the three months ended July 31, 2012, $18,868 of discount had been amortized and expensed.

On May 4, 2012, the Company entered into a convertible note payable in the amount of $53,000 with Asher Enterprises, the maturity date being March 4, 2013, with interest accruing at 8% per annum. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. If the Note is not paid in full with interest on the maturity date, the note holder has the same right to convert this Note into restricted common shares of the Company with the same discount as the prior notes. For the three months ended July 31, 2012, $8,929 of discount had been amortized and expensed.

On July 30, 2012, the Company entered into a convertible note payable in the amount of $45,000 with Lotus Capital Investment, the maturity date being July 30, 2013, with interest accruing at 6% per annum. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 75% multiplied by the Market Price (representing a discount rate of 25%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. If the Note is not paid in full with interest on the maturity date, the note holder has the same right to convert this Note into restricted common shares of the Company with the same discount as the prior notes.  For the three months ended July 31, 2012, $16,667 of discount had been amortized and expensed.

NOTE 6 - ADVANCES TO RELATED PARTY

As of July 31, 2012, advances were made to management for certain travel and other expenses that are expected to be incurred over the next several months.  These advances will be used to offset these expenses.

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

Three-Month Period Ended July 31, 2012 compared to the Three-month Period Ended July 31, 2011

During the three months ended July 31, 2012, we incurred operating expenses of $687,167 compared to $39,656 incurred during the three months ended July 31, 2011.  These operating expenses included the following:

•

Payroll expenses of $365,726 during the three months ended July 31, 2012 (2011- $27,358)

•

Professional fees of $85,410 during the three months ended July 31, 2012 (2011- $0)

•

Financing fees of $42,845 during the three months ended July 31, 2012 (2011- $0)

•

General and administrative expenses of $171,139 during the three months ended July 31, 2012 (2011- $12,298)

•

Marketing expenses of $6,195 during the three months ended July 31, 2012 (2011- $0)

•

Depreciation expense of $15,852 during the three months ended July 31, 2012 (2011- $0)

Our operating expenses incurred during the three months ended July 31, 2012 compared to the three months ended July 31, 2011 increased primarily due to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

During the three months ended July 31, 2012, we recorded interest expense of $72,111 (2011 - $3,333).

As a result, our net loss for the three months ended July 31, 2012 was $759,278 (2010 - $42,989).

The weighted average number of shares outstanding was 49,975,000 for the three-month period ended July 31, 2012.

Liquidity and Capital Resources

Three-Month Period Ended July 31, 2012

As of July 31, 2012, our current assets were $205,163 compared to $540,187 in current assets at April 30, 2012.  The current assets as of July 31, 2012, were comprised of $4,954 in prepaid expenses, $43,738 in advances to a related party and $156,471 in short-term financing fees.   As of July 31, 2012, our current liabilities were $537,432 compared to $185,540 in current liabilities at April 30, 2012.  The current liabilities as of July 31, 2012, were comprised of $232,593 of payables and accruals, $3,561 in bank overdrafts and $263,615 which is the current portion of the notes payable. Long-term liabilities were $973,836 which was made up of $941,482 of convertible debt and $32,354 which is the long-term portion of the automobile loan.

Stockholders’ equity decreased from $973,573 as of April 30, 2012 to $238,640 as of July 31, 2012 as a result chiefly of the operating loss incurred.

Our cash, current assets, total assets, current liabilities, and total liabilities as of July 31, 2012 and April 30, 2012, respectively, are as follows:

	July 31, 2012 (Unaudited)	April 31, 2012		Change

Cash	$-	$287,875		$(287,875)
Total Current Assets	$205,163	$540,187		$(335,024)
Total Assets	$1,749,908	$2,007,485	$	(257,577)
Total Current Liabilities	$537,432	$185,540		$351,892
Total Liabilities	$1,511,268	$1,033,912		$477,356

Our cash decreased by $287,875 as of July 31, 2012 as compared to April 30, 2012 because we were unable to obtain sufficient amount of funding. Our total current assets, and total assets, decreased by $335,024 and $257,577 respectively, during the same periods, in part due decrease in cash as mentioned above.

Our current liabilities increased by $351,892 as of July 31, 2012 as compared to April 31, 2012 primarily because of an increase in accounts payable by $123,692, convertible notes payable-short term by $209,915.  Our total liabilities increased by $477,356 for the same reasons and due to increase in convertible notes payable-long term by $127,782.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the three-month period ended July 31, 2012, net cash used in operating activities was $568,892 consisting chiefly of a net loss of $759,278 reduced to a certain extent by cash provided from net operating assets and liabilities of $48,577 and non-cash expenses of $141,809

Cash Flows from Investing Activities

The Company purchased fixed assets in the amount of $14,452 during the three months ended July 31, 2012.  This was the only investing activity entered into by the Company for the three months ended July 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt securities.  For the three-month period ended July 31, 2012, cash provided by financing activities was $295,468 consisting of $320,000 proceeds from note proceeds less debt payments of $28,093 and a bank overdraft of $3,561.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the period of three months ended July 31, 2012 there were no sales of unregistered equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

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

RAYSTREAM INC.

Dated: September 19, 2012	By: /s/ Brian Petersen
Brian Petersen
President, Chief Executive Officer,Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

