Form 10-Q/A
period 2012-07-31
Raystream Inc.
filed 2012-09-20
CIK 1489744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 31, 2012 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

RAYSTREAM INC.

Dated: September 20, 2012	By: /s/ Brian Petersen
Brian Petersen
President, Chief Executive Officer,Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

